Form 10QSB
period 2002-03-31
FIRST IMPRESSIONS
filed 2002-05-14
CIK 1143451

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended March 31, 2002        Commission file number 000-49634




                              FIRST IMPRESSIONS
           (Exact name of registrant as specified in its charter)



NEVADA                                                            88-0475756
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

1601 E. Flamingo Rd., Suite 18B
Las Vegas, Nevada                                                      89119
 (Address of principal executive offices)                         (Zip Code)


                               (702) 866-5834
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes           No     X


      As of April 30, 2002 there were 20,000,000 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one)

                          Yes             No     X

                              FIRST IMPRESSIONS
                               MARCH 31, 2002

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2002 and 2001                 3

               Statement of Operations three months ended March 31,
               2002 and 2001                                               4

               Statement of Cash Flows three months ended March 31,
               2002 and 2001                                               5

               Notes to Unaudited Financial Statements                   6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          12

     Item 2.   Changes in Securities                                      12

     Item 3.   Defaults Upon Senior Securities                            12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           12

     Item 5.   Other Information                                          13

     Item 6.   Exhibits and Reports of Form 8-K                           13

     SIGNATURES                                                           14


                              FIRST IMPRESSIONS
                                BALANCE SHEET

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                            March 31,
                                                        2002         2001
ASSETS

CURRENT ASSETS
     Cash                                           $     26,872   $      991
                                                    ------------   ----------
     TOTAL CURRENT ASSETS                                 26,872          991
                                                    ------------   ----------
                                                    $     26,872   $      991
                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable                                   $          0   $    1,500
                                                    ------------   ----------
     TOTAL CURRENT LIABILITIES                                 0        1,500
                                                    ------------   ----------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000; no shares
   issued and outstanding as of 3/31/02
   and 3/31/01 respectively                                    0            0

   Common stock, $.001 par value,
   authorized 50,000,000 shares;
   20,000,000 and 15,000,000 shares
   issued and outstanding as of 3/31/02
   and 3/31/01 respectively                               20,000          150

Additional paid-in capital                                30,731       14,850

(Deficit) accumulated during
development stage                                       (23,859)     (15,509)
                                                    ------------   ----------
     TOTAL STOCKHOLDER'S EQUITY                           26,872        (509)
                                                    ------------   ----------
                                                    $     26,872   $      991
                                                     ===========   ==========

                See notes to unaudited financial statements.

                              FIRST IMPRESSIONS
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                                    For the
                                                                    Period
                                          Three        Three      October 18,
                                          Months       Months        2000,
                                          Ended        Ended      (Inception)
                                        March 31,    March 31,   to March 31,
                                           2002         2001         2002
Revenue                                $         0    $        0  $         0
                                       -----------    ----------  -----------
EXPENSES
General and
Administrative                               2,081         2,660       18,128
Officer services                             1,500             0        5,731
                                       -----------    ----------  -----------
TOTAL EXPENSES                               3,581         2,660       23,859
                                       -----------    ----------  -----------
NET (LOSS)                             $   (3,581)    $  (2,660)  $  (23,859)
                                       ===========    ==========   ==========
Net (loss)
per weighted shares-basic
and fully diluted                      $     (.00)    $    (.00)
                                       ===========    ==========
Weighted average
number of common
shares outstanding
basic and fully diluted                 20,000,000    15,000,000
                                       ===========    ==========

                See notes to unaudited financial statements.

                              FIRST IMPRESSIONS
                           STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                                  For the
                                                                   Period
                                          Three    Three Months October 18,
                                         Months       Ended        2000,
                                          Ended     March 31,   (Inception)
                                        March 31,      2001     to March 31,
                                          2002                      2002
Cash Flows from
Operating Activities
  Net loss                             $  (3,581)   $   (2,660)  $  (23,859)
  Shares issued for services                    0             0        5,000
  Donated services                          1,500             0        5,731

  Adjustment to reconcile
  net loss to net cash
  used by operations
     Note Payable                         (1,500)         1,500            0
     Payroll Liabilities                        0         (769)            0
                                       ----------   -----------  -----------
Net cash used in
operating activities                      (3,581)       (1,929)     (13,128)

Cash Flows from
Investing Activities                            0             0            0

Cash Flows from
Financing Activities
  Issuance of common stock                 20,700             0       40,000
                                       ----------   -----------  -----------
Net increase in cash                       17,119       (1,929)       26,872

Cash,
beginning of period                         9,753         2,920            0
                                       ----------   -----------  -----------
Cash,
end of period                          $   26,872   $       991  $    26,872
                                       ==========    ==========   ==========

                See notes to unaudited financial statements.

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

Organization
The Company was organized October 18, 2000 (Date of Inception) under the laws of the State of Nevada, as First Impressions. The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
Sales and related cost of sales are generally recognized upon shipment of products. Cost of goods sold generally represents the cost of items sold and the related shipping and selling expenses.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of March 31, 2002 and 2001.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2002 or 2001.

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation:
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company has adopted a FAS No. 133 and there is no material effect on the company's financials for the years ended December 31, 2001 and 2000 and the period ended January 15, 2002.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

There is no provision for income taxes for the period ended March 31, 2002. The Company's total deferred tax asset as of March 31, 2002 is as follows:

                                                               October 18,
                                         Three        Three        2000
                                         Months       Months   (inception)
                                         Ended     Ended March to March 31,
                                       March 31,     31, 2001      2002
                                          2002
Net operation loss carry forward       $  (3,581)   $  (2,660)  $  (23,859)
Valuation allowance                         3,581        2,660       23,859
Net deferred tax asset                 $        0   $        0  $         0

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Note 3 - Stockholder's equity

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value $.001 per share.

On January 10, 2002, the Company approved a forward stock split on the basis of 100 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

On October 18, 2000, the Company issued 5,000,000 shares of its $0.001 par value common stock for services valued at $5,000.00. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On October 19, 2000, the Company issued 10,000,000 shares of its $0.001 par value common stock for $10,000.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On January 4, 2002, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 5,000,000 shares of its $0.001 par value common stock at a price of $0.60 per share for a total amount raised of $30,000.

Preferred Stock

The authorized preferred stock of the corporation consists of 5,000,000 shares with a par value of $.001 per share.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 18, 2000 (inception) through the period ended March 31, 2002 of $(23,859). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Note 4 - Going concern (continued)

The  ability of the Company to continue as a going concern is dependent  upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

The Company neither owns nor leases any real or personal property. An officer of the Company donated services at $50 an hour for 10 hours per month for a total of $500 per month. The total services donated as of March 31, 2002 were $1,500 and the total as of October 31, 2000 (Inception) to March 31, 2002 were $5,731. Both amounts have been expensed accordingly.

The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the notes thereto contained elsewhere in this filing.

Overview

     First Impressions was organized October 18, 2000 as a Nevada corporation, and has a limited operation history. We were organized to develop a business as an online retailer and distributor of perfume fragrances, bath products and related products specifically designed for First Impressions.

BUSINESS OF THE COMPANY

     First Impressions intends to be an online retailer and distributor of perfume fragrances, bath products and related products specifically designed for First Impressions. Our goal is to operate an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. The business-to-business component of the online store is intended to offer products on a wholesale basis to the market of smaller specialty retailers. Users will be able to browse and locate products. The online store, domain name - first2impress.com, will offer personalized customer service, secure ordering, numerous shipping options and fast delivery. As of the date of this filing our website is not yet operational.

     To effectuate the business plan of the Company, we executed an agreement on October 18, 2000 with Desert Health Products, Inc., which provides for the licensing, manufacturing and distribution of First Impressions' products until termination in December of 2010. The agreement provides for a price to be paid to Desert Health Products, of the cost of production, including a reasonable allowance for overhead, plus 30%, which also provides for a price increase every six (6) months. There were no up front licensing fees. The agreement further provides for termination prior to its expiration, by either party for the following reasons:

* Upon the bankruptcy or liquidation of the other party, whether voluntary or involuntary;
*    Upon the other party taking the benefit of any insolvency law;
* Upon the other party having or applying for a receiver appointed for either party;
*    For cause, and/or
* For early termination in the event First Impressions fails or refuses to cooperate with Desert Health Products, fails or refuses to make timely payment of the compensation required by the agreement. In addition, upon early termination, all invoicing shall become immediately due and payable and/or deliverable.

     Under the contract and relationship established between Desert Health Products and First Impressions, we have the ability to choose the fragrance desired by First Impressions, and utilize the fragrance in the various products, which Desert Health Products already produces with different fragrances, thus establishing an exclusive product for First Impressions. Under the agreement, the fragrance formula is a one of a kind specially formulated fragrance selected by First Impressions and to be utilized exclusively by First Impressions in various forms of perfumes and related products. Additionally, Desert Health Products has agreed to handle all packaging and shipping for First Impressions.

Results of Operations for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

     The Company's net loss was $3,581 for the three months ended March 31, 2002 as compared to a net loss of $2,660 for the three months ended March 31, 2001. This represents a 35% or $921 increase over the same period last year. This net loss increase was primarily the result of expensing officer donated services at $500 a month. The Company has not generated any revenues.

Liquidity and Capital Reserves

As of March 31, 2002 (Unaudited)

     As of March 31, 2002, the Company's assets were $26,872 and its current liabilities were $0.

Plan of Operation

     The Company's current cash balance as of March 31, 2002 is $26,872. Management believes the current cash balance is sufficient to fund the current minimum level of operations through January, 2003, however, in order to advance the Company's business plan the Company must raise additional capital through the sale of equity securities. Management has continued to avoid incurring substantial obligations to the Company pending the final choice selection of product to place on the Internet. Once the product has been selected and the Website complete, the Company's costs will increase as a function of the advertising required to bring in business. The plan of management is to increase advertising costs in direct proportion to sales, advertising dollars coming into the Company, and equity capital raised by the Company in the future. In the event any of the above do not happen in a timely fashion, management is prepared to slow the expenditures of advertising costs so that the Company can sustain itself until January 2003. To date, the Company has sold $30,000 in equity securities and used approximately $1,500 to repay a note. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

     We have prepared our financial statements assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result of our development stage and our incurring start up costs and expenses, the Company has incurred accumulated net loses from October 18, 2000 (inception) through the period ended March 31, 2002 of $23,859. As a result of these losses our auditor has reflected our "Going Concern" in Note 4 of our audited financial statements.

     Management has made initial progress in implementing its business plan by commencing design of its website. First Impressions intends to use its initial equity capital to fund First Impressions' initial business plan during the next twelve months, as cash flow from sales is not estimated to begin until year two of its business plan. Our initial business plan during the next twelve months includes the expenditure of $27,000 from cash currently available to:

* complete the selection and design of graphic packaging materials (cost of approximately $3,500
*    cover legal and accounting fees ($2000)
* selection of our final fragrance and initial products to be produced and marketed (no costs associated),
* deposit money to be paid to Desert Health Products for our initial inventory of products ($7,000),
*    complete the design of our Website ($10,000), and
*    pay the initial advertising costs associated with the Website ($5,000).

     First Impressions will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated website programming, and a shortfall of funding due to First Impressions' inability to raise capital in the equity securities market. If no funding is received during the next twelve months, First Impressions will be forced to rely on its existing cash in the bank. In such a restricted cash flow scenario, First Impressions would be unable to complete all business plan steps, and would, instead, delay all cash intensive activities. Primarily the cash intensive activities include full time management and significant advertising dollars. First Impressions will not be increasing management or incurring any equipment expenses until additional dollars are available either through equity or revenues.

      In the event equity or revenues are available to advance the business plan to the next step, which amount would be approximately $100,000, then in that event our current president would become operational on a full time basis or we would bring in full time management. Additionally, approximately $50,000 would be spent on advertising to assist in building up the revenues.

      Phase three of the business plan would include hiring additional personnel, spending additional dollars on advertising, updating the Website software, where required, for increase sales volumes, and covering additional accounting and legal fees.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None

Item 3.       Defaults Upon Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     A special meeting of the stockholders of First Impressions was held on January 9, 2002 and the following was approved by unanimous consent of stockholders:

* The issuance of 50,000 shares of common stock sold under the Reg. D 504 in accordance with the subscription agreements;
* To amend the Articles of Incorporation to increase the capitalization to 50,000,000 common shares at $.001 par value; and,
*    To authorize a 100 to 1 forward split.

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports on Form 8-K.

     None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST IMPRESSIONS



By:/s/ Tammy Kraft
      Tammy Kraft, President


   Date: May 15, 2002