Form 10QSB
period 2002-06-30
FIRST IMPRESSIONS
filed 2002-08-13
CIK 1143451

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended June 30, 2002     Commission file number 000-49634




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

                               Yes   X      No


As of July 31, 2002 there were 20,000,000 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one)

                             Yes         No   X

                              FIRST IMPRESSIONS
                                JUNE 30, 2002

                                    INDEX
PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 2002 and 2001                  3

               Statement of Operations three months and six months
               ended June 30, 2002 and 2001                                4

               Statement of Cash Flows three months and six months
               ended June 30, 2002 and 2001                                5

               Notes to Unaudited Financial Statements                   6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          12

     Item 2.   Changes in Securities                                      12

     Item 3.   Defaults Upon Senior Securities                            12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           12

     Item 5.   Other Information                                          13

     Item 6.   Exhibits and Reports of Form 8-K                           13

     SIGNATURES                                                           14


                              FIRST IMPRESSIONS
                                BALANCE SHEET

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                  June 30,
                                                                    2002
ASSETS

CURRENT ASSETS
     Cash                                                         $   24,878
                                                                  ----------
     TOTAL CURRENT ASSETS                                             24,878
                                                                  ----------
                                                                  $   24,878
                                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable                                                 $        0
                                                                  ----------
     TOTAL CURRENT LIABILITIES                                             0
                                                                  ----------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000; no shares
   issued and outstanding as of 6/30/02                                    0

   Common stock, $.001 par value,
   authorized 50,000,000 shares;
   20,000,000 and 15,000,000 shares
   issued and outstanding as of 6/30/02                               20,000

Additional paid-in capital                                            32,231

(Deficit) accumulated during
development stage                                                   (27,353)
                                                                  ----------
     TOTAL STOCKHOLDER'S EQUITY                                       24,878
                                                                  ----------
                                                                  $   24,878
                                                                  ==========

  The Accompanying Notes are an integral par of these financial statements.

                              FIRST IMPRESSIONS
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                                   For the
                                                                    Period
                    Three       Three                            October 18,
                   Months      Months     Six Months  Six Months    2000,
                    Ended       Ended       Ended       Ended    (Inception)
                  June 30,    June 30,     June 30,    June 30,  to June 30,
                    2002        2001         2002        2001        2002
Revenue          $        0   $        0  $        0  $        0  $        0
                 ----------   ----------  ----------  ----------  ----------
EXPENSES
General and
Administrative        1,994          438       4,075       3,099      20,122
Officer services      1,500        1,231       3,000       1,231       7,231
                 ----------   ----------  ----------  ----------  ----------
TOTAL EXPENSES        3,494        1,669       7,075       4,330      27,353
                 ----------   ----------  ----------  ----------  ----------
NET (LOSS)       $  (3,494)   $  (1,669)  $  (7,075)  $  (4,330)  $ (27,353)
                 ==========   ==========  ==========  ==========  ==========
Net (loss) per
weighted shares-
basic and fully
diluted          $    (.00)   $    (.00)  $    (.00)  $    (.00)
                 ==========   ==========  ==========   =========
Weighted average
number of common
shares
outstanding
basic and fully
diluted          20,000,000   20,000,000  20,000,000  15,000,000
                 ==========   ==========  ==========   =========

  The Accompanying Notes are an integral par of these financial statements.

                              FIRST IMPRESSIONS
                           STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                                 For the
                                                                  Period
                                                               October 18,
                                                                  2000,
                                       Six Months  Six Months  (Inception)
                                       Ended June  Ended June  to June 30,
                                        30, 2002    30, 2001       2002
Cash Flows from
Operating Activities
  Net loss                              $  (7,075)  $  (4,330)  $  (27,353)

  Adjustment to reconcile net loss to net
cash used by operations
     Note Payable                          (1,500)       1,500            0
     Payroll Liabilities                         0       (769)            0
                                        ----------  ----------  -----------
Net cash used in operating activities      (8,575)     (3,599)     (27,353)

Cash Flows from Investing Activities             0           0            0

Cash Flows from Financing Activities
  Issuance of common stock                  23,700      10,531       52,231
                                        ----------  ----------  -----------
Net increase in cash                        15,125       6,933       24,878

Cash, beginning of period                    9,753       2,920            0
                                        ----------  ----------  -----------
Cash, end of period                     $   24,878  $    9,853  $    24,878
                                        ==========  ==========  ===========

  The Accompanying Notes are an integral par of these financial statements.

                              FIRST IMPRESSIONS
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audited, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 18, 2000 (inception) through the period ended June 30, 2002 of $(27,353). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

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

Note 3 - Related party transactions
The Company neither owns nor leases any real or personal property. An officer of the Company donated services at $50 an hour for 10 hours per month for a total of $500 per month. The total services donated as of June 30, 2002 were $3,000 and the total as of October 31, 2000 (Inception) to June 30, 2002 were $7,231. Both amounts have been expensed accordingly.

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

Results of Operations for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     The Company's net loss was $3,581 for the three months ended June 30, 2002 as compared to a net loss of $2,660 for the three months ended June 30, 2001. This represents a 109% or $1,825 increase over the same period last year. This net loss increase was primarily the result of expensing officer donated services at $500 a month. The Company has not generated any revenues.

Results of Operations for the six months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     The Company's net loss was $7,075 for the six months ended June 30, 2002 as compared to a net loss of $4,330 for the six months ended June 30, 2001. This represents a 63% or $2,745 increase over the same period last year. This net loss increase was primarily the result of expensing officer donated services at $500 a month. The Company has not generated any revenues.

Liquidity and Capital Reserves

As of June 30, 2002 (Unaudited)

     As of June 30, 2002, the Company's assets were $24,878 and its current liabilities were $0.

Plan of Operation

     The Company's current cash balance as of June 30, 2002 is $24,878. Management believes the current cash balance is sufficient to fund the current minimum level of operations through January, 2003, however, in order to advance the Company's business plan the Company must raise additional capital through the sale of equity securities. Management has continued to avoid incurring substantial obligations to the Company pending the final choice selection of product to place on the Internet. Once the product has been selected and the Website complete, the Company's costs will increase as a function of the advertising required to bring in business. The plan of management is to increase advertising costs in direct proportion to sales, advertising dollars coming into the Company, and equity capital raised by the Company in the future. In the event any of the above do not happen in a timely fashion, management is prepared to slow the expenditures of advertising costs so that the Company can sustain itself until January 2003. To date, the Company has sold $30,000 in equity securities and used approximately $1,500 to repay a note. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

     We have prepared our financial statements assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result of our development stage and our incurring start up costs and expenses, the Company has incurred accumulated net loses from October 18, 2000 (inception) through the period ended June 30, 2002 of $27,353. As a result of these losses our auditor has reflected our "Going Concern" in Note 4 of our audited financial statements.

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

     None

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports on Form 8-K.

              Ex-99 - Certification of President and Chief Accounting Officer

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST IMPRESSIONS



By:/s/ Tammy Kraft
      Tammy Kraft, President


   Date: August 13, 2002