Form 10QSB
period 2002-09-30
FIRST IMPRESSIONS
filed 2002-11-14
CIK 1143451

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2002    Commission file number 000-49634




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


                               (702) 866-5834
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X        No


     As of October 31, 2002 there were 20,000,000 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one)

                          Yes             No     X

                              FIRST IMPRESSIONS
                             SEPTEMBER 30, 2002

                                    INDEX
PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2002 and 2001             3

               Statement of Operations three months and nine months
               ended September 30, 2002 and 2001                           4

               Statement of Cash Flows three months and nine months
               ended September 30, 2002 and 2001                           5

               Notes to Unaudited Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation              7-9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          10

     Item 2.   Changes in Securities                                      10

     Item 3.   Defaults Upon Senior Securities                            10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           10

     Item 5.   Other Information                                          10

     Item 6.   Exhibits and Reports of Form 8-K                           10

     SIGNATURES                                                           11

     CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER               12


                              FIRST IMPRESSIONS
                                BALANCE SHEET

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  September     September
                                                   30, 2002      30, 2001
ASSETS

CURRENT ASSETS
     Cash                                        $     24,329  $      9,777
                                                 ------------  ------------
     TOTAL CURRENT ASSETS                              24,329         9,777
                                                 ------------  ------------
                                                 $     24,329  $      9,777
                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable                                $          0  $      1,500
                                                 ------------  ------------
     TOTAL CURRENT LIABILITIES                              0             0
                                                 ------------  ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value authorized
5,000,000; no shares issued and outstanding as
of 9/30/02                                                  0             0

   Common stock, $.001 par value, authorized
50,000,000 shares; 20,000,000 and 16,550,000
shares issued and outstanding as of 9/30/02
retroactively restated                                 20,000        16,550

Additional paid-in capital                             33,731        10,481

(Deficit) accumulated during development stage       (29,402)      (18,754)
                                                 ------------  ------------
     TOTAL STOCKHOLDER'S EQUITY                        24,329         8,277
                                                 ------------  ------------
                                                 $     24,329  $      9,777
                                                 ============  ============

 The Accompanying Notes are an integral part of these financial statements.

                              FIRST IMPRESSIONS
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                                   For the
                                                                   Period
                                                                   October
                  Three      Three                                   18,
                 Months      Months    Nine Months  Nine Months   2000,(In-
                  Ended      Ended        Ended        Ended      ception)
                September  September    September    September       to
                   30,        30,          30,          30,       September
                  2002        2001         2002         2001      30, 2002
Revenue        $        0   $        0  $         0   $        0  $       0
               ----------   ----------  -----------   ----------  ---------
EXPENSES
General and
Administrative        549           76        4,624       3,174     20,671
Officer
services            1,500        1,500        4,500        2,731      8,731
               ----------   ----------  -----------   ----------  ---------
TOTAL EXPENSES      2,049        1,576        9,124        5,905     29,402
               ----------   ----------  -----------   ----------  ---------
NET (LOSS)     $  (2,049)   $  (1,576)  $   (9,124)   $  (5,905)  $(29,402)
               ==========   ==========  ===========   ==========  =========
Net (loss)
per weighted
shares-basic
and fully
diluted        $    (.00)   $    (.00)  $     (.00)   $    (.00)
               ==========   ==========  ===========   ==========
Weighted
average
number of
common
shares
outstanding
basic and
fully diluted  20,000,000   16,550,000   20,000,000   16,550,000
               ==========   ==========  ===========   ==========

 The Accompanying Notes are an integral part of these financial statements.

                              FIRST IMPRESSIONS
                           STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                                   For the
                                                                    Period
                                                                   October
                           Three     Three      Nine      Nine       18,
                          Months     Months    Months    Months   2000,(In-
                           Ended     Ended      Ended     Ended    ception)
                         September September  September September     to
                            30,       30,        30,       30,    September
                           2002       2001      2002      2001     30, 2002
Cash Flows from
Operating Activities
  Net loss               $(2,049)    $(1,576)  $(9,124)  $(5,905)  $(29,402)

  Adjustment to reconcile
net loss to net cash
used by operations
     Note Payable               0           0   (1,500)     1,500          0
     Payroll Liabilities        0           0         0     (769)          0
                         --------    --------   -------  --------  ---------
Net cash used in
operating activities      (2,049)     (1,576)  (10,623)   (5,174)   (29,402)

Cash Flows from
Investing Activities            0           0         0         0          0

Cash Flows from
Financing Activities
  Issuance of common
stock                       1,500       1,500    25,200    12,031     52,731
                         --------    --------   -------  --------  ---------
Net increase in cash        (549)        (76)    14,576     6,857     24,329

Cash, beginning of
period                     24,878       9,853     9,753     2,920          0
                         --------    --------   -------  --------  ---------
Cash, end of period      $ 24,329    $  9,777  $ 24,329  $  9,777  $  24,329
                         ========    ========  ========  ========  =========

 The Accompanying Notes are an integral part of these financial statements.

                              FIRST IMPRESSIONS
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 - Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 18, 2000 (inception) through the period ended September 30, 2002 of $(29,402). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The  ability of the Company to continue as a going concern is dependent  upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. It is anticipated that as a result of the Company's commencing business under its website as of September 24, 2002, that revenues should commence in the 4th quarter. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Related party transactions
The Company neither owns nor leases any real or personal property. An officer of the Company donated services at $50 an hour for 10 hours per month for a total of $500 per month. The total services donated for the nine months ended September 30, 2002 were $4,500 and the total as of October 31, 2000 (Inception) to September 30, 2002 were $8,731. Both amounts have been expensed accordingly.

The officer and director of the Company is involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and its other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.   Plan of Operations.

    The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the notes thereto contained elsewhere in this filing.

Overview

     First Impressions was organized October 18, 2000 as a Nevada corporation, and has a limited operation history. We were organized to develop a business as an online retailer and distributor of perfume fragrances, bath products and related products, with some items specifically designed for First Impressions.

     Since our incorporation in October 2000, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities include organization of the Company, the establishment of our website, research over the Internet to determine methods of acquiring market share presence without significant start up expenses, start up of our website, and establishment of our relationships with Desert Health and LinkShare. Our goal is to distribute a variety of products through Internet generated sales, at the most cost efficient method.

BUSINESS OF THE COMPANY

     First Impressions intends to be an online retailer and distributor of perfume fragrances, bath products and related products. Our goal is to operate an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. The business-to-business component of the online store is intended to offer products on a wholesale basis to the market of smaller specialty retailers. Users will be able to browse and locate products. The online store, domain name - first2impress.com, will offer personalized customer service, secure ordering, numerous shipping options and fast delivery. Our website became operational on September 24, 2002.

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

     To establish our business plan at the lowest possible cost, we have joined the affiliate program of LinkShare, a private company offering our company the ability to link with online merchant sites. LinkShare's affiliate program is a partnership between our site and an online merchants (that is, a website that sells goods or services). As a result of agreement with LinkShare we are able to join a merchant's program, providing us the opportunity to link directly to the merchant's site. LinkShare hosts a password-protected website that offers affiliates such as us to choose amongst some 600 merchants. Through the password-protected LinkShare site we can obtain detailed reports about how our links are performing and how much they have earned. Prior to linking to the merchant's site, each merchant must independently review our site and approve our link to their site. We incur no costs associated with either LinkShare or the online merchant, as their revenues, just like ours, are generated through the sale or in some cases traffic driven to the merchant's site.

     Our   website  currently  links  with  the  following  merchants:  Avon,
FragranceNet.com, Sephora.com Inc., StressLess.com, Yves Rocher, and Zirh Skin Nutrition.

     The Company's current cash balance as of September 30, 2002 was $24,329. Management believes the current cash balance is sufficient to fund the current minimum level of operations through January 2004, however, in order to advance the Company's business plan the Company must raise additional capital through the sale of equity securities. Management has continued to avoid incurring substantial obligations to the Company pending the final choice selection of products to place on the Internet. Once the products have been selected and the Website modified, the Company's costs will increase as a function of the advertising required to bring in business. The plan of management is to increase advertising costs in direct proportion to sales, advertising dollars coming into the Company, and equity capital raised by the Company in the future. In the event any of the above do not happen in a timely fashion, management is prepared to slow the expenditures of advertising costs so that the Company can sustain itself until January 2004. To date, the Company has sold $30,000 in equity securities. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

     We have prepared our financial statements assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result of our development stage and our incurring start up costs and expenses, the Company has incurred accumulated net loses from October 18, 2000 (inception) through the period ended September 30, 2002 of $29,402. As a result of these losses our auditor has reflected our "Going Concern" in
Note 2 of our financial statements.

     Management has made initial progress in implementing its business plan by launching design of its website. First Impressions intends to use its initial equity capital to fund First Impressions' initial business plan during the next twelve months, as cash flow from sales is not estimated to begin until year two of its business plan.

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

     Phase three of the business plan would include hiring additional personnel, spending additional dollars on advertising, updating the Website software, where required, for increased sales volumes, and covering additional accounting and legal fees.

Liquidity and Capital Reserves

As of September 30, 2002 (Unaudited)

     As of September 30, 2002, the Company's assets were $24,329 and its current liabilities were $0.

Attestation of President and Chief Financial Officer as to our internal controls

     Our President and Chief Accounting Officer has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of its evaluations.

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


FIRST IMPRESSIONS



By:/s/Tammy Kraft
      Tammy Kraft, President


   Date: November 13, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of First Impressions (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tammy Kraft, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  November 13, 2002


/s/ Tammy Kraft
Tammy Kraft, President/ Chief Accounting Officer