Form 10KSB
period 2002-12-31
FIRST IMPRESSIONS
filed 2003-03-31
CIK 1143451

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002Commission File Number: 000-49634

                              FIRST IMPRESSIONS
           (Exact name of registrant as specified in our charter)

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

      Registrant's telephone number including area code: (702) 866-5834

      Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                              $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes    X      No _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

     The issuer had no revenue for its most recent fiscal year ended December 31, 2002.

     The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2003 was 20,000,000 shares, held by approximately 40 stockholders.

     Transitional Small Business Disclosure Format (check one):  Yes  ___  No
X

                              FIRST IMPRESSIONS
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I                                                                  Page

Item   1.   Business                                                     4-9
Item   2.   Properties                                                    10
Item   3.   Legal Proceedings                                             10
Item   4.   Submission of Matters to a Vote of Security Holders           10

PART II

Item   5.   Market for Registrant's Common Equity
            and Related Stockholder Matters                            10-12
Item   6.   Plan of Operation                                          12-14
Item   7.   Financial Statements and Supplementary Data                   14
Item   8.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                        14

PART III

Item   9.   Directors and Executive Officers of the Registrant         15-17
Item   10.  Executive Compensation                                        17
Item   11.  Security Ownership of Certain Beneficial Owners
            and Management                                                18
Item   12.  Certain Relationships and Related Transactions             18-19

Item   13   Internal Controls                                             19

Item   14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                           19

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

    In this form 10-KSB references to "the Company", "we," "us," and "our" refer to First Impressions.

                                   PART I

ITEM 1. BUSINESS

(a) General Business Development

     First Impressions was organized October 18, 2000 as a Nevada corporation, and has a limited operation history. We were organized to develop a business as an online retailer and distributor of perfume fragrances, bath products and related products, with some items specifically designed for First Impressions.

     Since our incorporation in October 2000, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities include organization of the Company, the establishment of our website, research over the Internet to determine methods of acquiring market share presence without significant start up expenses, start up of our website, and establishment of our relationships with Desert Health and LinkShare. Our goal is to distribute a variety of products through Internet generated sales, at the most cost efficient method. In addition to these activities and goals, we have continually evaluated other opportunities that may enhance stockholder value, including the acquisition of products or technology or the pursuit of a merger or acquisition of other business entities with long term growth opportunities.

     In December of 2002, we became an affiliate of LinkShare, which allows us to operate our website as a portal with various links to online suppliers of perfume products, bath products and various gift products. Although this affiliation with LinkShare allows us immediate online access to numerous vendors, we are highly dependent upon LinkShare to provide a link from our website to the website of our vendors. Additionally, we are highly dependent on LinkShare to track the traffic from our visitors and the sales from our customers.

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

     To effectuate the business plan of the Company, in addition to the Linkshare agreement, we executed an agreement on October 18, 2000 with Desert Health Products, Inc., which provides for the licensing, manufacturing and distribution of First Impressions' products until termination in December of 2010. The agreement provides for a price to be paid to Desert Health Products, of the cost of production, including a reasonable allowance for overhead, plus 30%, which also provides for a price increase every six (6) months. There were no up front licensing fees. The agreement further provides for termination prior to its expiration, by either party for the following reasons:

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

Industry Background

     The Internet has emerged as a global medium, enabling millions of people to share information, communicate and conduct business electronically. This medium of communication and marketing represents an opportunity for businesses to advertise and sell products online to both consumers and businesses.

     The traditional retail fragrance industry is fragmented with different competitive strategies used throughout. The industry includes upscale department stores which compete based on advertising and promotions not on price, specialty retailers which compete based on pricing, and mass-market retailers and drug stores which emphasize convenience purchasing.

     We believe that traditional fragrance retailers face a number of challenges in providing a satisfying shopping experience for consumers:

* The amount of product inventory that a traditional retailer can carry in a store is constrained by the store's physical space, thereby limiting selection.
* Limited shelf space and store layout constraints limit the merchandising flexibility of traditional retailers.
* Due to the significant costs of carrying inventory in multiple store locations, traditional retailers focus their product selection on the most popular products that produce the highest inventory turns, thereby further limiting consumer selection.

     In addition, we believe that many consumers find the fragrance shopping experience, especially at large department stores, to be time-consuming, inconvenient and unpleasant due to factors such as location, product selection, and high pressure sales tactics.

     At the wholesale level, manufacturers of designer fragrances have restricted their direct sales primarily to upscale department stores and larger specialty stores. Smaller specialty retailers have traditionally obtained high demand fragrance products from secondary sources and direct distributors who principally resell products purchased directly from fragrance manufacturers and foreign sources.

     The characteristics of the Internet provide a number of advantages for retail and wholesale fragrance sellers. Online sellers are able to display a larger number of products than traditional store-based or catalog sellers at a lower cost. In addition, online sellers such as Ashford.com are able to frequently adjust their featured selections, editorial content and pricing, providing significant merchandising flexibility. Online sellers also benefit from the minimal cost to publish on the Web, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional channels, online sellers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing cost of catalogs. Online sellers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services. Our belief is that brand loyalty is a primary factor influencing a fragrance purchase, and a customer's presence at the point-of-sale and ability to physically sense the fragrance product is not deemed to be critical to the purchasing decision.

Markets And Marketing

     First Impressions does not currently market any of its own products; however currently markets other products through its affiliation with LinkShare. Additionally we plan to implement a comprehensive campaign to market and promote First Impressions products based upon fragrances generated through our agreement with Desert Health Products. Our marketing and promotion strategy is designed to:

*    build First Impressions brand recognition;
* create consumer traffic to our soon to be created website under the domain name of first2impress.com;
*    convert browsers into buyers; and
*    build loyal customer relationships and maximize repeat purchases.

     We intend to commence our targeted advertising and marketing campaign to increase awareness of First Impressions brand and to acquire customers through multiple channels, including traditional and online advertising, direct marketing acquired customer lists of various hair salons, and expanding the scope of our strategic relationships. We believe that the use of multiple marketing channels will reduce reliance on any one source of customers and maximize our brand awareness.

     In addition to the specific strategies discussed below, we intend to maximize the lifetime value of our customers by focusing on customer care, satisfaction and retention.

     Online Advertising. We plan to engage in targeted online advertising to promote First Impressions brand name and product offerings. We plan to pursue agreements with major portals, including AOL, AltaVista, Excite@Home, Lycos, MSN and Yahoo, to feature First Impressions in the shopping, beauty and other relevant areas on these portals. These agreements should provide us with a prominent position in the home-related shopping areas of these major portals and access to the majority of "fragrance" search keyword inventory. At this time we do not have any agreements or arrangements with these portals.

     Traditional Advertising. We believe we will benefit by utilizing an offline advertising campaign. Offline campaigns are designed to not only increase awareness of First Impressions, but also increase the productivity of our online and direct marketing efforts as well. An integrated multimedia advertising campaign includes television, radio, print, outdoor and event-based advertising. As a result of the increase costs associated with this form of advertising, we do not anticipate utilizing the traditional advertising until either revenues are generated from other forms of advertising or additional equity or debt financing is achieved.

     Direct Marketing And Promotion. As an online retailer and distributor of a perfume fragrance and related products our customer database is anticipated to grow. We will continuously gather data about our customers' purchasing preferences and habits in an effort to increase repeat business. We intend to maximize the value of this information by delivering meaningful information and special offers to our customers via email and other means. The direct marketing effort occurs as the result of establishing a relationship with the customer, which has been acquired generally through non-direct means of advertising such as online advertising. Once the online advertising has assisted in establishing the customer, we intend to pursue direct marketing efforts to that customer through mail-outs and emails. These mail-outs and emails will provide steady customers with periodic specials, not otherwise offered to first time shoppers. Additionally, First Impressions may market through existing beauty salons on a wholesale basis. As a result of our present managements experience and connections through working in various beauty salons, we intend to take advantage of such connections and locate beauty salons willing to carry our products. We believe that we can establish a name recognition within the beauty salons, enabling us to continue to expand our markets.

To establish our business plan at the lowest possible cost, we have joined the affiliate program of LinkShare, a private company offering our company, on a non-exclusive basis, the ability to link with online merchant sites.

LinkShare's affiliate program is a partnership between our site and online merchants (that is, a website that sells goods or services). Other than being a member of LinkShare's affiliate program, we have no other affiliation with LinkShare.

     LinkShare's principal line of business is to create and operate online networks that enable businesses to form commercial relationships by linking their websites to the websites of other businesses. Businesses that join one of LinkShares networks can:

*    find the right web sites with which to establish links;
* negotiate the terms of their relationships with the businesses that own those websites; and
*    evaluate the success of those relationships.


     LinkShare's first network, The LinkShare NetworkT, brings together merchants selling products or services to consumers with website owners willing to promote those products and services on their websites. Merchants who join The LinkShare NetworkT can establish promotional links on thousands of websites owned by independent website publishers who join the network as "affiliates." When a visitor to an affiliate's website clicks through a promotional link to a merchant's site and takes a prescribed action, such as buying a product or completing a form, that merchant pays a commission to that affiliate and to LinkShare.

           LinkShare provides the software and operates the systems through which:

* merchants offer to pay commissions to affiliates who agree to carry their promotional links;
* merchants screen affiliates and select those with whom they wish to form a marketing relationship;
* links are created between the websites of merchants and affiliates who form relationships; and
* Internet user traffic through these links is tracked and used to create detailed online reports accessible by both merchants and affiliates.

     The LinkShare NetworkT currently has over 600 merchants and hundreds of thousands of affiliates, according to LinkShare.

     As  a  result  of  our agreement with LinkShare we are able  to  join  a merchant's program, providing us the opportunity to link directly to the merchant's site. LinkShare hosts a password-protected website that offers affiliates such as us to choose amongst some 600 merchants. Through the password-protected LinkShare site we can obtain detailed reports about how our links are performing and how much they have earned. Prior to linking to the merchant's site, each merchant must independently review our site and approve our link to their site. We incur no costs associated with either LinkShare or the online merchant, as their revenues, just like ours, are generated through the sale or in some cases traffic driven to the merchant's site.

      Our source of revenues are generated from the visitors who enter our site as the result of our advertising. The visitors who link to one of our merchant's sites and make a purchase cause a chain of events as follows:

* A purchase is made directly with a merchant with whom we have linked our website;
*    The product is shipped direct from that merchant;
* The merchant is paid by the visitor to our site who was linked to the merchant's site and became a customer;
*    The merchant pays a commission to LinkShare;
* LinkShare sends us a check for our portion, which is a net amount approximating between 6 and 14% of the purchase price of the item acquired by the customer/visitor; and
* LinkShare NetworkT tracks our transactions to generate several reports that allows us to track the efficiency of our site, track the revenues, track the payments to us, etc.

     LinkShare's payment process is to pay commissions on an ongoing basis, whenever there are funds in an affiliate's account exceeding $25.00.

     Our expenses in the transaction relate to our cost of advertising. We do not incur any costs associated with the link with either LinkShare or the merchant, as our proceeds are commissions net of any such costs.

      When our visitors open our website a multitude of links to online affiliate merchants is displayed, which allows the visitor to access various different websites offering floral products, gifts, gourmet foods, etc. The visitor is free to browse all of the links to search and fulfill their individual shopping needs. Individual sales are processed directly by the merchant through their website with a commission paid to us for the link referral. When a visitor from our site clicks on a link and goes to a merchant's site, LinkShare keeps track of all of the transactions that the visitor makes. If that visitor buys something on the merchant's site, we receive a commission. In some cases, affiliates of LinkShare are compensated even if the visitor doesn't buy anything, just for having driven traffic to the merchant's site.

      The transaction between our customer, our website, and the online affiliate merchant is tracked by software provided by LinkShare. The LinkShare Signature Technology provides us the ability to track and generate detailed reports on the commerce activity generated by our website. As a result of our having the ability to review reports on a daily basis we are able to audit activity daily. However, we are still vulnerable to the LinkShare tracking program; which requires random transactions by us to verify the accuracy of the LinkShare reports.

     To utilize the LinkShare Signature Technology, we have agreed to be bound by LinkShare's "Affiliate Membership Agreement," through an electronically stored agreement. As a result of our agreement with LinkShare we have been provided both a Username and Password to access LinkShare information including the reports generated by LinkShare through their website at www.linkshare.com.

      Our Affiliate Membership Agreement with LinkShare has provided us the ability to accept link offers by several online merchants. As of the date of this offering, we have established and been approved for links with the following merchants: Avon, FragranceNet.com, Sephora, Stress Less, Inc., Yves Rocher, and Zirh. Our geographical limitations for visitors are limited only to having internet access; however our geographical limitations for merchant transactions are based upon limits of where merchants are willing to process and ship the orders for goods and services.

      Although our Affiliate Membership Agreement with LinkShare does not prevent us from doing business with vendors or merchants whom are not members of the LinkShare program, we would not have the benefit of LinkShare NetworkT, which tracks our transactions. Additionally, our agreement with LinkShare does not allow us to deal direct with the LinkShare merchants without causing the transaction to go through the LinkShare NetworkT. Since we are allowed, under our agreement with LinkShare, to contract with other merchants, we are exploring the possibility of utilizing other companies who perform the same function as LinkShare.

     The most direct benefit of our affiliation with LinkShare and the online merchant is our ability to focus our energy and limited finances on creating brand recognition. We can focus on brand recognition as a result of our not having the obligations of establishing a retail selling organization.

                          Risk Management Insurance

     We do not maintain a liability insurance program, as we have not commenced the distribution of products or services to the general public or others. Our proposed insurance program, once implemented, will include property, casualty, and comprehensive general liability coverage. Management believes that the proposed insurance program is adequate. There can be no assurance that we will be able to maintain such liability insurance.

                                 Competition

     Intense competition could reduce our market share when, and if, developed and harm our financial performance. Our market is competitive not only because the Internet has minimal barriers to entry, but also because we intend to compete directly with other companies in the traditional retail channel.

     First Impressions online store will compete against a number of retailers within different channels of distribution. Its competition includes
(1) traditional department stores and perfume retailers (2) nationally known discount perfume retailers that seek to purchase high-demand or limited-supply products, (3) websites maintained by online retailers of fragrance and fragrance products, such as jasmin.com, perfumania.com and ibeauty.com, (4) catalog retailers of fragrance and fragrance-related products and (5) Internet portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos and (6) mass market retailers such as Wal-Mart.

     Online fragrance competitors consist of:

(1)  Department stores' websites
(2)  Specialty stores' websites
(3) Companies with little name recognition or, in many cases, little access to capital and
(4)  Mass Merchandisers

     Many  of  the  department stores and mass merchandisers  carry  tens  of thousands of different items and the Company believes that at its current financial position it cannot compete with these merchandisers. The department stores and specialty stores sell products using full retail price models. The e-tailers that are fragrance and beauty sites such as Jasmin.com, Ashford.com, ibeauty, etc. are also full retail models and include cosmetics as a major component of their product mix. First Impressions believes that it must create a rapidly emerging brand-name, established industry relationships, convenient shopping experience, extensive product selection and competitively priced products.

                             Product Development

     Our  success  is  dependent  on  our  keeping  pace  with  advances   in
technology. If we are unable to keep pace with advances in technology, consumers may not purchase from our website.

     The Internet and online commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our website and technology obsolete. If we are unable to adapt to changing technologies, our business could be harmed. Our performance will depend, in part, on our ability to continue to develop our services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our website and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our website or other proprietary technology to customer requirements or to emerging industry standards. New services or features that we introduce on our website may contain errors, and we may need to modify the design of these services and features to correct errors. If customers encounter difficulty with or do not accept new services or features, they may buy from our competitors and we may not generate sales or our sales may decline.

                            Intellectual Property

     The Company's intellectual property consists of: (a) the "License, Fragrance Technology, and Distribution Agreement" with Desert Health Products, (b) proprietary and confidential information, trade secrets and know how, (c) data compilations and collections and technical data, (d) logos, trade names, trademarks and service marks, and (e) domain names, web addresses and sites.

     On October 18, 2000, the Company executed the "License, Fragrance Technology, and Distribution Agreement" (the "Agreement") with Desert Health Products, Inc., (DHPI) a publicly traded company located at 8821 E. Evans Rd., Scottsdale, Arizona. Under the terms and conditions of the Agreement, DHPI being a producer of various types of vitamins, fragrances, and other cosmetic products, has agreed to license, manufacture and ship a fragrance line for the Company.

     We regard the protection of copyrights, service marks, trademarks, and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We intend to enter into confidentiality and invention assignment agreements with our employees and contractors and plan to enter into nondisclosure agreements with our key suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We plan to pursue the registration of our trademarks and service marks in the United States. We have not pursued international protection of our intellectual property. As we expand our business internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may do business. We also intend to rely on certain technologies that we may license from third parties, including the suppliers of the operating systems and financial and reporting systems for our business. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could negatively impact our business, results of operations and financial condition.

     To date, we have not been notified that our technologies infringe on the proprietary rights of third parties. Third parties may, in the future, claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could impair our business, financial condition and results of operations.

                                  Personnel

     First Impressions employs one person, Tammy Kraft, the sole Officer and Director of the Company, on a part-time basis. Ms. Kraft anticipates spending no more than ten hours per month on company business until such time as the Website is operational, at which time a decision will be made for Ms. Kraft to become a full time employee or to hire full time management for First Impressions.

ITEM 2.   PROPERTIES

     First Impressions' principal executive office address is 1601 E. Flamingo Road, Suite 18B, Las Vegas, Nevada 89119. The lease commenced on the 18th day of October, 2000 and continues on a month to month basis at the rate of $25 per month. The lease amount for each year is prepaid annually in advance. Management considers First Impressions' current principal office space arrangement adequate until such time as the Company begins hiring new employees per its business plan.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                   PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

(a) Market Information

     As of the date of this filing, there is no public market for our common stock. Although we have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

(b) Holders of Common Stock

     As of December 31, 2002, we had approximately 40 stockholders of record of the 20,000,000 shares outstanding.

(c) Dividends

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the

Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

     On October 18, 2000, we entered into an agreement with Tammy Kraft wherein Mrs. Kraft would receive a six month employment contract, for $500 per month concurrent with her contribution into the Company of her intellectual property rights pertaining to the concept of marketing and distributing the Company's fragrance through the Internet. Mrs. Kraft received 5,000,000 (post split) shares of common stock in First Impressions for assistance in the corporate formation. The shares were deemed to have been issued pursuant to an exemption provided by 4(2) of the Securities Act of 1933, which exempts from registration "transactions by an issuer not involving any public offering." In addition, Mrs. Kraft was given a signing bonus of $3,000 concurrent with her executing the employment agreement.

     On October 18th, 2000 the Company issued 5,000,000 (post split) shares of its common stock to Shearson Barney Equity Fund at $0.001 per share, and 5,000,000 (post split) shares of its common stock to Titanium Financial Fund at $0.001 per share. These shares were issued pursuant to an exemption provided under 4(2) of the Securities Act of 1933. Shearson Barney Equity Fund and Titanium Financial Fund are both private investment companies. Mrs. Kraft has no interest in either Shearson Barney Equity Fund or Titanium Financial Fund.

     From the period of January 4, 2001 and January 4, 2002 the Company offered and sold 50,000 shares at $0.60 per share (5,000,000 post split), to non-affiliated investors. The Company relied upon Regulation D 504 of the Securities Act of 1933, as amended (the "Act") and registered the offering with the State of Nevada under NRS 90.490. Each prospective investor was given a prospectus designed to disclose all material aspects of an investment in First Impressions, including the business, management, offering details, risk factors and financial statements. Each investor also completed a subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts.

     Under the Securities Act of 1933, all sales of an issuers's securities or by a stockholder, must either be made (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

     Rule 144 under the 1933 Act sets forth conditions which if satisfied, permit persons holding control securities (affiliated stockholders, i.e., officers, directors or holders of at least ten percent of the outstanding shares) or restricted securities (non-affiliated stockholders) to sell such securities publicly without registration. Rule 144 sets forth a holding period for restricted securities to establish that the holder did not purchase such securities with a view to distribute. Under Rule 144, several provisions must be met with respect to the sales of control securities at any time and sales of restricted securities held between one and two years. The following is a summary of the provisions of Rule 144: (a) Rule 144 is available only if the issuer is current in its filings under the Securities and Exchange Act of 1934. Such filings include, but are not limited to, the issuer's quarterly reports and annual reports; (b) Rule 144 allows resales of restricted and control securities after a one year hold period, subject to certain volume limitations, and resales by non-affiliate holders without limitations after two years; (c) The sales of securities made under Rule 144 during any three-month period are limited to the greater of: (i) 1% of the outstanding common stock of the issuer; or (ii) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

ITEM 6.   PLAN OF OPERATION

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Plan of Operation

     To establish our business plan at the lowest possible cost, we have joined the affiliate program of LinkShare, a private company offering our company the ability to link with online merchant sites. LinkShare's affiliate program is a partnership between our site and an online merchants (that is, a website that sells goods or services). As a result of agreement with LinkShare we are able to join a merchant's program, providing us the opportunity to link directly to the merchant's site. LinkShare hosts a password-protected website that offers affiliates such as us to choose amongst some 600 merchants. Through the password-protected LinkShare site we can obtain detailed reports about how our links are performing and how much they have earned. Prior to linking to the merchant's site, each merchant must independently review our site and approve our link to their site. We incur no costs associated with either LinkShare or the online merchant, as their revenues, just like ours, are generated through the sale or in some cases traffic driven to the merchant's site. Thus, we do no have any obligations to LinkShare for either past or future business through LinkShare, as any compensation will be paid directly by the merchant.

     During the next 12 months we plan to focus our efforts on the development of our marketing program of our website, www.flowervalet.com.

     Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an operational website as soon as practical. We have accomplished the goal of setting up an operational website capable of selling perfume products, gifts, and other items through online merchants. Having established our website as operational, we are to commence advertising in selected periodicals, newspapers, and the Internet through banner advertising.

     Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars. Our ability to make these decisions will be partially based upon reports we receive from LinkShare.

     Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

     Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we commence generating revenues based upon the expenditures of our advertising dollars, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Cash increased primarily due to the receipt of funds from the Regulation D offering that were used to help offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our product packaging, provide order fulfillment through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     First Impressions has had no disagreements with its independent auditors on accounting or financial disclosures.

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

      The following table sets forth the names and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                  Age   Title
Tammy Kraft            39   President, Director, Secretary, Treasurer

Duties, Responsibilities and Experience

     Tammy Kraft. Tammy Kraft has held the position of President, Secretary, Treasurer, and Director of the Company from inception. Since 1995 Mrs. Kraft has held a position as technician in the cosmetic and hair salon industry. During her spare time Mrs. Kraft has concentrated her efforts on computers and the Internet, with a focus on e-Commerce.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     No  Executive  Officer  or Director of First Impressions  has  been  the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

     No Executive Officer or Director of First Impressions has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No Executive Officer or Director of First Impressions is the subject of any pending legal proceedings.

                    Limitation of Liability of Directors

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

               Board of Directors Committees and Compensation

Compensation Committee Interlocks and Insider Participation

     The  Board  of Directors does not have a Compensation Committee.   Tammy
Kraft, President, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2002, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall Policy; Significant Factors. The compensation decisions made by the Board of Directors in respect of our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires First Impressions executive officers and directors, and persons who beneficially own more than ten percent of First Impressions' common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish First Impressions with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to First Impressions and written representations from First Impressions executive officers and directors, First Impressions believes that during the year ended 2002 all forms 3 and 4 were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation of the Company's executive officers and directors during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

                                                         Long Term
                        Annual Compensation             Compensation
                                       Other
  Name and                             Annual
  Principal          Salary          Compensa-  Restricted
  Position     Year   (1)     Bonus     tion       stock    Options   Others
Tammy Kraft -  2000   $1,250  $3,000              5,000,000
President                                               (2)
               2001   $1,769

(1)  Based upon a 3 month period at $500 per month.
(2) Reflects a 100:1 forward split which was approved by the Board of Directors on January 10, 2002.

Future Compensation

     Ms. Kraft has agreed to provide services to us for a period of two years without compensation, or until such time as we have generated at least $100,000 in revenues or have raised additional cash from offerings subsequent to this filing.

Compensation of Directors

     All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

                                               Number of        Percent
        Name of Beneficial Owner(1)              Shares        Ownership
Tammy Kraft(2)                                    5,000,000            25%
1601 E. Flamingo Rd, #18B
Las Vegas, Nevada  89119

Shearson Barney Equity Fund                       5,000,000            25%
2332 Villandry Court
Henderson, Nevada 89074

Titanium Financial Fund                           5,000,000            25%
2620 So. Maryland Pkwy #195
Las Vegas, Nevada 89109
All Directors & Officers as a Group               5,000,000            25%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) On October 18, 2000, Mrs. Kraft, pursuant to a written employment agreement, was issued 5,000,000 (post split) common shares at par value as additional assistance in the formation of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement

     On October 18, 2000 the Company entered into an written agreement with Tammy Kraft wherein Mrs. Kraft would receive a six month employment contract, for $500 per month concurrent with her contribution into the Company of her intellectual property rights pertaining to the concept of marketing and distributing the Company's fragrance through the Internet. The intellectual property rights consisted of the conceptual idea of marketing a fragrance line of beauty care products through the hair salons and over the Internet, which concepts were developed by Mrs. Kraft while attending her numerous educational courses on beauty care products. Additionally, Mrs. Kraft, concurrent with the formation of First Impressions provided First Impressions with the agreement with Desert Health Products, which agreement was also executed on the 18th of October 2000. Mrs. Kraft received 5,000,000 shares of common stock, in First Impressions for assistance in the corporate formation, which shares were valued at $5,000 by Titanium Financial Fund and Shearson Barney Equity Fund, which entities purchased 5,000,000 shares of common stock for $5,000 each. In addition, Mrs. Kraft was given a signing bonus of $3,000 concurrent with her executing the employment agreement.

ITEM  13. INTERNAL CONTROLS

Internal Controls

     Evaluation of disclosure controls and procedures. Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls.

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report
     1.   Financial Statements:

          A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          1.  Independent Auditors Report                          F-1
          2.  Financial Statements:
               Balance Sheet                                       F-2
               Statement of Operation                              F-3
               Statement of Changes in Stockholders'               F-4
               Statement of Cash Flows             F-5
               Notes to Consolidated Financial Statements   F-6 - F-10

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          NONE

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits
                                EXHIBIT INDEX
Exhibit   Description
3 (i).**  A)   Articles of Incorporation
          B)   Amended Articles of Incorporation
3(ii)**   Bylaws of First Impressions
4**       A)   Articles of Incorporation
          B)   Amended Articles of Incorporation
          C)   Bylaws of First Impressions
10.1**    Property Lease
10.2**    License, Fragrance Technology, and Distribution Agreement
10.3**    Key Employment Agreement
11*       Statement of Per Share Earnings filed in audit attached
          herewith.
23*       Consent of Auditor
________________________
*  Filed herewith
** Incorporated by reference in Form 10-SB filed February 20, 2002

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


FIRST IMPRESSIONS



By:/s/ Tammy Kraft
      Tammy Kraft, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tammy Kraft           President              March 28, 2003
Tammy Kraft

/s/ Tammy Kraft           Sole Director          March 28, 2003
Tammy Kraft

/s/ Tammy Kraft           Principal Executive Officer  March 28, 2003
Tammy Kraft

/s/ Tammy Kraft           Principal Financial Officer  March 28, 2003
Tammy Kraft

/s/ Tammy Kraft           Chief Accounting Officer     March 28, 2003
Tammy Kraft

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of First Impressions (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tammy Kraft, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2002 through December 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Dated: March 28, 2003


/s/ Tammy Kraft
Tammy Kraft, President and Chief Accounting Officer

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEETS                                                           F-2

STATEMENTS OF OPERATIONS                                                 F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                                       F-4

STATEMENTS OF CASH FLOWS                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                     F-6 - F-10

Beckstead & Watts, LLP
Certified Public Accountants
                                                      3340 Wynn Road, Suite B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                             702.362.0540 fax

                        INDEPENDENT AUDITORS' REPORT

March 27, 2003

Board of Directors
First Impressions
Las Vegas, NV

We have audited the Balance Sheets of First Impressions (the "Company") (A Development Stage Company), for the years ended December 31, 2002 and 2001 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2002 and 2001 and for the period October 18, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Impressions (A Development Stage Company), for the years ended December 31, 2002 and 2001 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2002 and 2001 and for the period October 18, 2000 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.


Beckstead & Watts, LLP

                              FIRST IMPRESSIONS
                        (A Development Stage Company)
                               BALANCE SHEETS


                                                          December 31,
                                                        2002        2001
ASSETS

CURRENT ASSETS
     Cash                                            $    24,305  $    9,753
                                                     -----------  ----------
     TOTAL CURRENT ASSETS                                 24,305       9,753
                                                     -----------  ----------
                                                     $    24,305  $    9,753
                                                     ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Payroll liabilities                             $         0  $        0
     Note payable                                              0       1,500
                                                     -----------  ----------
     TOTAL CURRENT LIABILITIES                                 0       1,500
                                                     -----------  ----------
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized
5,000,000; no shares issued and outstanding as of
12/31/02 and 12/31/01 respectively                             0           0

Common stock, $.001 par value, authorized
50,000,000 shares; 20,000,000 and 16,550,000 shares
issued and outstanding as of 12/31/02 and 12/31/01
respectively                                              20,000         165

Additional paid-in capital                                35,231      28,366

(Deficit) accumulated during development stage          (30,926)    (20,278)
                                                     -----------  ----------
     TOTAL STOCKHOLDER'S EQUITY                           24,305       8,253
                                                     -----------  ----------
                                                     $    24,305  $    9,753
                                                     ===========  ==========

  The accompanying notes are an integral part of these financial statements

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS


                                                                 For the
                                    For the Year For the Year     Period
                                        Ended        Ended     October 18,
                                    December 31, December 31,      2000
                                        2002         2001      (Inception)
                                                               to December
                                                                 31, 2002
Revenue                             $          0    $         0  $         0
                                    ------------   ------------  -----------
EXPENSES
General and
Administrative                            4,648          3,198       20,695
Officer services                          6,000          4,231       10,231
                                    ------------   ------------  -----------
TOTAL EXPENSES                           10,648          7,429       30,926
                                    ------------   ------------  -----------
NET (LOSS)                          $   (10,648)   $    (7,429)  $  (30,926)
                                    ===========    ===========   ==========

Weighted average
number of common
shares outstanding
basic and fully diluted              20,000,000     16,550,000
                                    ===========     ==========
Net (loss)
per weighted shares-basic
and fully diluted                   $     (0.00)   $     (0.00)
                                    ===========    ===========

  The accompanying notes are an integral part of these financial statements

                              FIRST IMPRESSIONS
                        (A Development Stage Company)
             October 18, 2000, (Inception) to December 31, 2002


                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                  (Deficit)
                                                 accumulated
                                     Additional     during        Total
                    Common Stock       paid-in   development  Stockholders'
                 Shares      Amount    Capital      stage        Equity
                ----------  -------- ----------  -----------  -------------
October 18,
2000
Shares issued
for
services         5,000,000  $     50  $    4,950              $       5,000

October 19,
2000
Shares issued
for cash        10,000,000       100       9,900                     10,000

Net (loss)
October 18,
2000
(Inception) to
December 31,
2000                                                 (12,849)      (12,849)
                ----------  --------  ----------  ----------- -------------
Balance
December 31,
2000            15,000,000       150      14,850     (12,849)         2,151

Shares issued
for cash         1,550,000        15        9285                      9,300

Donated
services                                   4,231                      4,231

Net loss
December 31,
2001                                                  (7,429)       (7,429)
                ----------  --------  ----------  ----------- -------------
Balance
December 31,
2001            16,550,000       165      28,366     (20,278)         8,253

Shares issued
for cash         3,450,000        35      20,665                     20,700

January 10,
2002
recapitalizatio
n adjustment
to additional                                                             0
paid-in-capital               19,800    (19,800)

Donated
services                                   6,000                      6,000

Net loss
December 31,
2002                                                 (10,648)      (10,648)
                ----------  --------  ----------  ----------- -------------
Balance
December 31,    20,000,000  $ 20,000  $   35,231  $  (30,926) $      24,305
2002
                ==========  ========  ==========  =========== =============

  The accompanying notes are an integral part of these financial statements

                              FIRST IMPRESSIONS
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS


                                                                 For the
                                   For the Year  For the Year     Period
                                       Ended         Ended     October 18,
                                   December 31,  December 31,      2000
                                       2002          2001      (Inception)
                                                               to December
                                                                 31, 2002
Cash Flows from
Operating Activities
  Net (loss)                       $   (10,648)   $    (7,429)  $  (30,926)
  Shares issued for services                  0              0        5,000
  Donated services                        6,000          4,231       10,231

  Adjustment to reconcile
  net (loss) to net cash provided
  (used) by operations:
     Increase (decrease) in note
payable                                 (1,500)          1,500            0
     (Decrease) in payroll
liabilities                                   0          (769)            0
                                   ------------   ------------  -----------
Net cash (used) in
operating activities                    (6,148)        (2,467)     (15,695)

Cash Flows from
Investing Activities                          0              0            0

Cash Flows from
Financing Activities
  Issuance of common stock               20,700          9,300       40,000
                                   ------------   ------------  -----------
Net increase in cash                     14,552          6,833       24,305

Cash,
beginning of period                       9,753          2,920            0
                                   ------------   ------------  -----------
Cash,
end of period                      $     24,305   $      9,753  $    24,305
                                   ============   ============  ===========

  The accompanying notes are an integral part of these financial statements

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

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002 or December 31, 2001.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002 or December 31, 2001.

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

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

There is no provision for income taxes for the year ended December 31, 2002. The Company's total deferred tax asset as of December 31, 2002 is as follows:

                                       For the     For the
                                     Year Ended   Year Ended
                                      December     December
                                         31,         31,
                                        2002         2001
Net operation loss carry forward    $  (10,648)   $  (7,429)
Valuation allowance                      10,648        7,429
                                    -----------  -----------
Net deferred tax asset              $         0   $        0
                                    ===========  ===========

Note 3 - Stockholder's equity

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value $.001 per share.

On January 10, 2002, the Company approved a forward stock split on the basis of 100 for 1. All references to the number of shares issued and outstanding haven retroactively restated to reflect the forward split.

On October 18, 2000, the Company issued 5,000,000 shares of its $0.001 par value common stock for services valued at $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On October 19, 2000, the Company issued 10,000,000 shares of its $0.001 par value common stock for $10,000.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

                              FIRST IMPRESSIONS
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

On January 4, 2002, the Company completed a public offerings that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 5,000,000 shares of its $0.001 par value common stock for a total amount of $30,000.

Preferred Stock

The authorized preferred stock of the corporation consists of 5,000,000 shares with a par value of $.001 per share.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 18, 2000 (inception) through the year ended December 31, 2002 of $(30,926). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

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

Note 6 - Related party transactions

The Company neither owns nor leases any real or personal property. An officer of the Company donated services at $50 an hour for 10 hours per month for a total of $500 per month. The total services donated as of December 31, 2002 were $6,000 and the total as of December 31, 2001 were $4,231. Both amounts have been expensed accordingly.

The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.