Form 10QSB
period 2003-03-31
FIRST IMPRESSIONS
filed 2003-05-14
CIK 1143451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-QSB
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934.
_________________________________________

For the quarter ended March 31, 2003                                                                                                           Commission file number 000-49634

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

Yes ___X___    No _____

As of May 1, 2003 there were 20,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)
Yes ______    No ___X__

FIRST IMPRESSIONS
MARCH 31, 2003

INDEX

PART I - FINANCIAL INFORMATION                                                                                                                                              Page No.

                Item 1.     Financial Statements

                                Balance Sheet as of March 31, 2003 and December 31, 2002

                                Statement of Operations three months ended March 31, 2003 and 2002

                                Statement of Cash Flows three months ended March 31, 2003 and 2002

                                Notes to Unaudited Financial Statements

                Item 2.    Plan of Operation

                Item 3.    Controls and Procedures

PART II - OTHER INFORMATION

                Item 1.    Legal Proceedings

                Item 2.    Changes in Securities

                Item 3.    Defaults Upon Senior Securities

                Item 4.    Submission of Matter to a Vote of Security Holders

                Item 5.    Other Information

                Item 6.    Exhibits and Reports of Form 8-K

                SIGNATURES

                CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER

FIRST IMPRESSIONS
(a Development Stage Company)
BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
	March 31, 2003 (unaudited)	December 31, 2002 audited
ASSETS

CURRENT ASSETS
Cash	$ 22,305	$ 24,305

TOTAL CURRENT ASSETS	22,305	24,305
	$ 22,305	$ 24,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 3/31/03 and 12/31/02	0	0

Common stock, $.001 par value, authorized 50,000,000 shares; 20,000,000 shares issued and outstanding as of 3/31/03 and 12/31/02 retroactively restated	20,000	20,000

Additional paid-in capital	36,731	35,231

(Deficit) accumulated during development stage	(34,426)	(30,926)
TOTAL STOCKHOLDER'S EQUITY	22,305	24,305
	$ 22,305	$ 24,305

The Accompanying Notes are an integral part of these financial statements.

FIRST IMPRESSIONS
(a Development Stage Company)
STATEMENT OF OPERATIONS
UNAUDITED
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	For the Period October 18, 2000,(Inception) to March 31, 2003

Revenue	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	2,000	2,081	22,695
Officer services	1,500	1,500	11,731

TOTAL EXPENSES	3,500	3,581	34,426

NET (LOSS)	$ (3,500)	$ (3,581)	$ (34,426)

Weighted average number of common shares outstanding basic and fully diluted	20,000,000	20,000,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)

The Accompanying Notes are an integral part of these financial statements.

FIRST IMPRESSIONS
(a Development Stage Company)
STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	For the Period October 18, 2000,(Inception) to March 31, 2003

Cash Flows from
Operating Activities
Net loss	$ (3,500)	$ (3,581)	$ (34,426)
Shares issued for services	--	--	5,000
Donated services	1,500	1,500	11,731

Adjustment to reconcile net loss to net cash used by operations
Note Payable	--	(1,500)	--
Payroll Liabilities	--	--	--

Net cash used in operating activities	(2,000)	(3,581)	(17,695)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Issuance of common stock	--	20,700	40,000

Net increase in cash	(2,000)	17,119	22,305

Cash, beginning of period	24,305	9,753	0
Cash, end of period	$ 22,305	$ 26,872	$ 22,305

Supplemental Disclouser
Interest Paid	$ --	$ --	$ --
Taxes Paid	$ --	$ --	$ --

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 18, 2000 (inception) through the period ended March 31, 2003 of $(34,426). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Related party transactions

The Company neither owns nor leases any real or personal property. An officer of the Company donated services at $50 an hour for 10 hours per month for a total of $500 per month. The total services donated for the three months ended March 31, 2003 were $1,500 and the total as of October 31, 2000 (Inception) to March 31, 2003 were $11,731. Both amounts have been expensed accordingly.

The officer and director of the Company is involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and its other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Plan of Operation.

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

BUSINESS OF THE COMPANY

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

First Impressions is an online retailer and distributor of perfume fragrances, bath products and related products and some products being specifically designed for First Impressions. Our goal is to operate an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. The business-to-business component of the online store is intended to offer products on a wholesale basis to the market of smaller specialty retailers. Users will be able to browse and locate products. The online store, domain name - first2impress.com, will offer personalized customer service, secure ordering, numerous shipping options and fast delivery.

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

    Upon the other party taking the benefit of any insolvency law;
    Upon the other party having or applying for a receiver appointed for either party;
    For cause, and/or
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

The characteristics of the Internet provide a number of advantages for retail and wholesale fragrance sellers. Online sellers are able to display a larger number of products than traditional store-based or catalog sellers at a lower cost. In addition, online sellers are able to frequently adjust their featured selections, editorial content and pricing, providing significant merchandising flexibility. Online sellers also benefit from the minimal cost to publish on the Web, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional channels, online sellers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing cost of catalogs. Online sellers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services. Our belief is that brand loyalty is a primary factor influencing a fragrance purchase, and a customer's presence at the point-of-sale and ability to physically sense the fragrance product is not deemed to be critical to the purchasing decision.

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

  build First Impressions brand recognition;
  create consumer traffic to our website under the domain name of first2impress.com;
  convert browsers into buyers; and
  build loyal customer relationships and maximize repeat purchases.

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

Direct Marketing And Promotion. As an online retailer and distributor of a perfume fragrance and related products our customer database is anticipated to grow. We will continuously gather data about our customers' purchasing preferences and habits in an effort to increase repeat business. We intend to maximize the value of this information by delivering meaningful information and special offers to our customers via email and other means. The direct marketing effort occurs as the result of establishing a relationship with the customer, which has been acquired generally through non-direct means of advertising such as online advertising. Once the online advertising has assisted in establishing the customer, we intend to pursue direct marketing efforts to that customer through mail-outs and emails. These mail-outs and emails will provide steady customers with periodic specials, not otherwise offered to first time shoppers. Additionally, First Impressions may market through existing beauty salons on a wholesale basis. As a result of our present management's experience and connections through working in various beauty salons, we intend to take advantage of such connections and locate beauty salons willing to carry our products. We believe that we can establish a name recognition within the beauty salons, enabling us to continue to expand our markets.

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

    find the right web sites with which to establish links;
    negotiate the terms of their relationships with the businesses that own those websites; and
    evaluate the success of those relationships.

LinkShare's first network, The LinkShare Network™, brings together merchants selling products or services to consumers with website owners willing to promote those products and services on their websites. Merchants who join The LinkShare Network™ can establish promotional links on thousands of websites owned by independent website publishers who join the network as "affiliates." When a visitor to an affiliate's website clicks through a promotional link to a merchant's site and takes a prescribed action, such as buying a product or completing a form, that merchant pays a commission to that affiliate and to LinkShare.

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

The LinkShare Network™ currently has over 600 merchants and hundreds of thousands of affiliates, according to LinkShare.

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
    The product is shipped direct from that merchant;
    The merchant is paid by the visitor to our site who was linked to the merchant's site and became a customer;
    The merchant pays a commission to LinkShare;
    LinkShare sends us a check for our portion, which is a net amount approximating between 6 and 14% of the purchase price of the item acquired by the customer/visitor; and
    LinkShare Network™ tracks our transactions to generate several reports that allows us to track the efficiency of our site, track the revenues, track the payments to us, etc.

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

Although our Affiliate Membership Agreement with LinkShare does not prevent us from doing business with vendors or merchants whom are not members of the LinkShare program, we would not have the benefit of LinkShare Network™, which tracks our transactions. Additionally, our agreement with LinkShare does not allow us to deal direct with the LinkShare merchants without causing the transaction to go through the LinkShare Network™. Since we are allowed, under our agreement with LinkShare, to contract with other merchants, we are exploring the possibility of utilizing other companies who perform the same function as LinkShare.

The most direct benefit of our affiliation with LinkShare and the online merchant is our ability to focus our energy and limited finances on creating brand recognition. We can focus on brand recognition as a result of our not having the obligations of establishing a retail selling organization.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

The Company's total assets decreased by $2,000 during the three months ended March 31, 2003, from $24,305 at December 31, 2002 to $22,305 at March 31, 2003. This decrease in the Company's total assets resulted from audit expense incurred during the three months ended March 31, 2003.

The Company's total stockholders' equity decreased $2,000 from $24,305 at December 31, 2002 to $22,305 at March 31, 2003. This decrease resulted principally from net losses incurred during the three months ended March 31, 2003.

Comparison of Results of Operations for the Three months ended March 31, 2003 and 2002

	The Three Months ended March 31, 2003	The Three Months ended March 31, 2002
Revenues	$ --	$ --
Cost of Goods Sold	--	--
Operating Expenses	3,500	3,581
Other Income (Expense)	--	--
Net Income (Loss)	$ 3,500	$ 3,581

General and Administrative expenses
			Increase/(decrease)
	2003	2002	$	%
For the three months ended March 31:
General & Administrative expenses	$ 2,000	$ 2,081	$ (81)	(4%)

General and administrative expenses were $2,000 for the three months ended March 31, 2003 versus $2,081 for the three months ended March 31, 2002, which resulted in an decrease of $81 or 4%.

Net Loss

			Increase/(decrease)
	2003	2002	$	%
For the three months ended March 31:
Net loss	$ 3,500	$ 3,581	$ (81)	(2%)

The net loss for the three months ended March 31, 2003 was $3,500, versus a net loss of $3,581 for the three months ended March 31, 2002, a decrease of $81 or 2%.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Liquidity and Capital Resources at March 31, 2003 Compared with December 31,2002.

The following table summarizes total assets, accumulated deficit and stockholders' equity.

	March 31, 2003	December 31, 2002
Total Assets	$22,305	$24,305

Accumulated Deficit	$(34,426)	$(30,926)

Stockholders' Equity (Deficit)	$22,305	$24,305

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

Item 3. Controls and Procedures

(a) Under the supervision and with the participation of our management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None

Item 5. Other Information.

On April 23, 2003 the Company received a symbol "FIIM", from NASD allowing the Company's stock to be quoted on the OTC:BB. Currently there is no bid and ask price quoted.

Item 6. Exhibits and Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST IMPRESSIONS

By:/s/ Tammy Kraft
Tammy Kraft, President

 Date: May 12, 2003

CERTIFICATION

I, Tammy Kraft, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Impressions;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Tammy Kraft
 Tammy Kraft, President

Chief Accounting Officer