Form 10QSB
period 2003-06-30
FORTIS ENTERPRISES
filed 2003-08-06
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

Commission file number 000-49634

FORTIS ENTERPRISES

(Exact name of registrant as specified in its charter)

Nevada                                                                                                      88-0475756

(State or other jurisdiction of                                                              (I.R.S. Employer

incorporation or organization)                                                   Identification Number)

1180 Spring Centre South Blvd., Ste. 310

Altamonte Springs, Florida                                                                                32714

(Address of Principal Executive Offices)                                                    (Zip Code)

(404) 970-6361

(Registrant's telephone number, including area code)

First Impressions

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2003, was 20,000,000 shares, held by approximately 49 shareholders.

        Transitional Small Business Disclosure Format (check one):

Yes        No X

ITEM 1. FINANCIAL STATEMENTS

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

BALANCE SHEET

ASSETS
	June 30, 2003 (unaudited)	December 31, 2002 (audited)
CURRENT ASSETS
Cash	$ 21,805	$ 24,305
TOTAL CURRENT ASSETS	21,805	24,305

OTHER ASSETS	0	0
TOTAL OTHER ASSETS	0	0

TOTAL ASSETS	$ 21,805	$ 24,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Subscriptions Payable	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at June 30, 2003 and December 31, 2002
	0	0

Common stock, $.001 par value, authorized 50,000,000 shares; 20,000,000 issued and outstanding at June 30, 2003 and December 31, 2002 retroactively restated
	20,000	20,000

Additional paid-in capital	38,231	35,231

Deficit accumulated during development stage	(36,426)	(30,926)

TOTAL STOCKHOLDER'S EQUITY	21,805	24,305
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 21,805	$ 24,305

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	For the Period October 18, 2000,(Inception) to June 30, 2003

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
General and
Administrative	500	1,994	2,500	4,075	23,195
Officer services	1,500	1,500	3,000	3,000	13,231

TOTAL EXPENSES	2,000	3,494	5,500	7,075	36,426

NET (LOSS)	$ (2,000)	$ (3,494)	$ (5,500)	$ (7,075)	$ (36,426)

Weighted average
number of common
shares outstanding
basic and fully diluted	20,000,000	20,000,000	20,000,000	15,000,000

Net (loss)
per weighted shares-basic
and fully diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	For the Period October 18, 2000, (Inception) to June 30, 2003

Cash Flows from
Operating Activities
Net loss	$ (5,500)	$ (7,075)	$ (36,426)
Shares issued for services	--	--	5,000
Donated services	3,000	3,000	13,231

Adjustment to reconcile net loss to net cash used by operations

Note Payable	--	(1,500)	--
Payroll Liabilities	--	--	--

Net cash used in operating activities	(2,500)	(5,575)	(18,195)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Issuance of common stock	--	20,700	40,000

Net increase in cash	(2,500)	15,125	21,805

Cash, beginning of period	24,305	9,753	0
Cash, end of period	$ 21,805	$ 24,878	$ 21,805

Supplemental Disclouser
Interest Paid	--	--	--
Taxes Paid	--	--	--

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements at June 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2003 and results of operations and cash flows for the six months ended June 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Going concern

The accompanying financial statements at June 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Subsequent Events

On July 17, 2003, the Company cancelled 15,000,000 shares of common stock held by 3 of its majority stockholders. Concurrent with the cancellation, the Company issued 11,250,000 shares of its $0.001 par value common stock to its new sole officer and director.

On July 21, 2003, the Company effectuated a 4:1 forward stock split. The split was accomplished through the issuance of a 3 for 1 common stock dividend, whereby all of the Company's stockholders on the Record Date of July 21, 2003, received three additional shares of common stock for every share they currently owned, resulting in 65,000,000 shares of common stock issued and outstanding.

Item 2. Plan of Operation

        With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

        Fortis Enterprises is a Development Stage Company, originally incorporated in the State of Nevada in October 18, 2000 under the name First Impressions. We were initially organized to develop a business as an online retailer and distributor of perfume fragrances, bath products and related products, with some items specifically designed for First Impressions.

        On July 14, 2003, we amended our Articles of Incorporation changing our name from First Impressions to Fortis Enterprises. The Board of Directors determined that the name, "First Impressions" was limiting the Company's ability to pursue the expansion of our business into other marketing arenas and felt that the name Fortis Enterprises was more generic and allows for more flexibility in the future expansion of business opportunities. We also increased the total amount of authorized common stock from 50,000,000 shares to 100,000,000 shares.

BUSINESS STRATEGY

        Our strategy has changed as the result of our basic business change from being an online retailer and distributor of perfume fragrances, bath products and related products, to now focus our efforts on a business strategy believed to hold numerous opportunities for growth and expansion.

        We intend to capitalize upon the niche market opportunities within the commercial and residential restoration service markets. We believe that we could achieve both profitability and overall revenue growth by "rolling up" smaller individually owned restoration companies under our "umbrella" as the parent company.

Plan of Operation

        We intend to achieve growth through mergers and acquisitions of small to mid-sized cleaning and restoration services companies throughout the United States.

        We intend to focus on growth through acquisition. We believe that there can be "Economies of Scale" achieved by consolidating the "single owner" restoration companies into Fortis Enterprises. We believe that it can reduce combined overall overhead among the companies acquired by eliminating many duplicated everyday business headaches for the small business owners such as accounting services, marketing and advertising costs, office staff and equipment, etc. We also believe that consolidating and focusing efforts on a combined marketing campaign will assist the various companies merged into Fortis Enterprises to achieve overall revenue growth.

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

Item 3. Controls and Procedures

  Under the supervision and with the participation of our management, including our President and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our President and chief accounting officer concluded that our disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

Subsequent Events

        On July 17, 2003, we accepted 15,000,000 shares of common stock for cancellation held by three of our majority stockholders. The stockholders returned their shares to us for cancellation due to their inability, as majority shareholders, to further our business. The stockholders did not receive any consideration for their shares.

        On July 17, 2003, we issued 11,250,000 shares of our $0.001 par value common stock to Stephen W. Carnes for serving on our Board of Directors, assuming the liability of being an officer and director of a publicly trading and reporting Company, his business expertise and his business concept of establishing a national network of commercial and residential restoration service companies. The shares were deemed to have been issued pursuant to an exemption provided by section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On July 21, 2003, we effectuated a 4:1 forward stock split. The split was accomplished through the issuance of a 3 for 1 common stock dividend, whereby all of our stockholders on the Record Date of July 21, 2003, received three additional shares of common stock for every share they currently owned, resulting in 65,000,000 shares of common stock issued and outstanding.

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        We held our annual meeting of shareholders on July 14, 2003. Business conducted at the meeting included the following proposals:

  To elect a new director to serve until the next annual meeting or until his      successors are elected and qualified;

  To amend the Articles of Incorporation to change the name to Fortis Enterprises;

  To amend the Articles of Incorporation to increase the capitalization to 100,000,000 shares of common stock;

  To confirm the reaffirmation of Beckstead & Watts LLP as independent auditors  for the Company;

  To schedule the next annual meeting of shareholders.

        Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on June 12, 2003, were entitled to vote. The number of outstanding shares at that time was 20,000,000 held by approximately 49 shareholders. The required quorum of shareholders was present at this meeting.

Item 5. Other Information

OTC:BB Ticker Change

        On April 23, 2003, we received the symbol "FIIM", from NASD allowing our common stock to be quoted on the OTC:BB. On July 22, 2003, our symbol changed to "FRTE", due to the Company's name change to Fortis Enterprises.

Name Change

        On July 14, 2003, we amended our Articles of Incorporation changing our name from First Impressions to Fortis Enterprises. It is our belief that the name Fortis Enterprises is more generic and allows for more flexibility in the future expansion of business opportunities. A copy of the Amendment to the Articles of Incorporation is attached hereto as an Exhibit.

Press Releases

        On July 22, 2003, we issued a press release disclosing our revised business strategy. It is our current intention to capitalize upon the niche market opportunities within the commercial and residential restoration service markets. A copy of the press release is attached hereto as Exhibit 99.1.

        On July 29, 2003, we issued a press release disclosing our membership with the Association of Specialists in Cleaning and Restoration and the launch of our new website at www.fortisenterprises.com. A copy of the press release is attached hereto as Exhibit 99.2.

Item 6. Exhibits and Reports of Form 8-K

(a)     Exhibits

(3)(i) Certificate of Amendment of Articles of Incorporation, Dated July 14, 2003.

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(99.1) Press Release, Dated July 22, 2003.

(99.2) Press Release, Dated July 29, 2003.

(b)    Form 8-K

        Form 8-K filed July 24, 2003, Change in Control of Registrant and Annual Meeting.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIS ENTERPRISES

(Registrant)

By: /S/Stephen W. Carnes

Stephen W. Carnes, President

Date: August 5, 2003