Form 10QSB/A
period 2003-03-31
FORTIS ENTERPRISES
filed 2003-08-25
CIK 1143451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-QSB/A
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

                Item 3.    Defaults Upon Senior Securities

                Item 4.    Submission of Matter to a Vote of Security Holders

                Item 5.    Other Information

                Item 6.    Exhibits and Reports of Form 8-K

                SIGNATURES

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

By:/s/ Stephen W. Carnes
Stephen W. Carnes, President

 Date: August 22, 2003