Form 10QSB
period 2003-09-30
FORTIS ENTERPRISES
filed 2003-11-14
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Commission file number 000-49634

FORTIS ENTERPRISES

(Exact name of registrant as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4185 West Lake Mary Blvd., Ste. 137
Lake Mary, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

(407) 435-3959

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2003, was 65,000,000 shares, held by approximately 42 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes         No     X

ITEM 1. FINANCIAL STATEMENTS

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

BALANCE SHEET

ASSETS
September 30, 2003 (unaudited)
CURRENT ASSETS
Cash	$ 19,285
TOTAL CURRENT ASSETS	19,285

OTHER ASSETS	0
TOTAL OTHER ASSETS	0

TOTAL ASSETS	$ 19,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current Liabilities	$ 43,607
TOTAL CURRENT LIABILITIES	43,607

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at September 30, 2003
0

Common stock, $.001 par value, authorized 100,000,000 shares; 65,000,000 issued and outstanding at September 30, 2003 retroactively restated
65,000

Additional paid-in capital	1,103,231

Deficit accumulated during development stage	(1,192,553)

TOTAL STOCKHOLDER'S EQUITY	(24,322)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 19,285

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	For the Period October 18, 2000,(Inception) to September 30, 2003

REVENUE	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
Stock Issued for services-related party	1,125,000	0	1,125,000	0	1,130,000
General and Administrative	46,127	549	48,627	4,624	64,321
Officer services	0	1,500	3,000	4,500	13,231

TOTAL EXPENSES	1,171,127	2,049	1,176,627	9,124	1,207,553

OTHER INCOME
Gain from forgiveness of payable	15,000	0	15,000	0	15,000

NET (LOSS)	$ (1,156,127)	$ (2,049)	$ (1,161,627)	$ (9,124)	$ (1,192,553)

Weighted average
number of common
shares outstanding
basic and fully diluted	65,000,000	80,000,000	65,000,000	80,000,000

Net (loss)
per weighted shares-basic
and fully diluted	$ (.02)	$ (.00)	$ (.02)	$ (.00)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	For the Period October 18, 2000, (Inception) to September 30, 2003

Cash Flows from
Operating Activities
Net loss	$ (1,156,127)	$ (9,124)	$ (1,192,553)
Shares issued for services	1,125,000	5,000	1,125,000
Cancellation of shares	(15,000)		(15,000)
Donated services	3,000	0	13,230

Adjustment to reconcile net loss to net cash used by operations
Accrued Auto Allowance	1,400	0	1,400
Accrued Reimbursement	540	0	540
Accrued Salary -officer	41,667	0	41,667
Note Payable	0	(1,500)	0
Payroll Liabilities	0	0	0

Net cash used in operating activities	(5,020)	(5,624)	(25,716)

Cash Flows from Investing Activities	0	--	--

Cash Flows from Financing Activities
Issuance of common stock	0	20,700	45,001

Net increase (decrease) in cash	(5,020)	14,576	19,285

Cash, beginning of period	24,305	9,753	0
Cash, end of period	$ 19,285	$ 24,329	$ 19,285

Supplemental Disclouser
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements at September 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2003 and results of operations and cash flows for the nine months ended September 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Going concern

The accompanying financial statements at September 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of implementing its business plan which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Stockholders' Equity

On July 14, 2003, the Company increased its authorized common stock to 100,000,000 shares at $.001 par value.

On July 17, 2003, the Company cancelled 60,000,000 shares of common stock held by 3 of its majority stockholders. Concurrent with the cancellation, the Company issued 45,000,000 shares of its $0.001 par value common stock to its new sole officer and director.

On July 21, 2003, the Company effectuated a 4:1 forward stock split. The split was accomplished through the issuance of a 3 for 1 common stock dividend, whereby all of the Company's stockholders on the Record Date of July 21, 2003, received three additional shares of common stock for every share they currently owned, resulting in 65,000,000 shares of common stock issued and outstanding.

Note 4 - Related Party Transactions

On July 17, 2003, the Company issued 45,000,000 shares of its $0.001 par value common stock valued at $0.10 per share to is sole officer and director for his serving on the Board of Directors and assuming the liability of being an officer and director of a publicly trading and reporting Company.

On July 17, 2003, the Company accepted 15,000,000 shares of common stock for cancellation held by three of our majority stockholders.

Item 2. Plan of Operation

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Fortis Enterprises is a Development Stage Company, originally incorporated in the State of Nevada on October 18, 2000 under the name First Impressions. We were initially organized to develop a business as an online retailer and distributor of perfume fragrances, bath products and related products, with some items specifically designed for First Impressions.

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

Business Strategy

Our strategy has changed as the result of our basic business change from being an online retailer and distributor of perfume fragrances, bath products and related products, to now focusing our efforts on a business strategy believed to hold numerous opportunities for growth and expansion.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with its operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Item 3. Controls and Procedures

  Under the supervision and with the participation of our sole officer, Stephen W. Carnes, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On July 14, 2003, we increased our authorized common stock to 100,000,000 shares at $.001 par value.

On July 17, 2003, we accepted 15,000,000 shares of common stock for cancellation held by three of our majority stockholders. The stockholders returned their shares to us for cancellation due to their inability, as majority shareholders, to further our business. The stockholders did not receive any consideration for their shares.

On July 17, 2003, we issued 11,250,000 shares of our $0.001 par value common stock to Stephen W. Carnes for serving on our Board of Directors, assuming the liability of being an officer and director of a publicly trading and reporting Company, and his business expertise and his business concept of establishing a national network of commercial and residential restoration service companies. The shares were deemed to have been issued pursuant to an exemption provided by section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On July 21, 2003, we effectuated a 4:1 forward stock split. The split was accomplished through the issuance of a 3 for 1 common stock dividend, whereby all of our stockholders on the Record Date of July 21, 2003, received three additional shares of common stock for every share they currently owned, resulting in 65,000,000 shares of common stock issued and outstanding.

On August 26, 2003, we registered 3,000,000 shares of common stock in an S-8 Registration filed with the Securities and Exchange Commission.

Subsequent Events

Pursuant to the Consulting Agreement we entered into with Cynthia Wainwright on October 1, 2003, we will issue to Ms. Wainwright 6,700 shares of our $0.001 par value common stock, unrestricted pursuant to the S-8 Registration filed with the SEC on August 26, 2003.

Pursuant to the Consulting Agreement we entered into with Loren Brown on October 1, 2003, we will issue to Ms. Brown 100,000 shares of our $0.001 par value common stock, unrestricted pursuant to the S-8 Registration filed with the SEC on August 26, 2003.

Pursuant to the Consulting Agreement we entered into with Matt Lettau on October 1, 2003, we will issue to Mr. Lettau 50,000 shares of our $0.001 par value common stock, unrestricted pursuant to the S-8 Registration filed with the SEC on August 26, 2003.

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

Item 5. Other Information

Employment Agreement with Steve Carnes

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, whereas Mr. Carnes will serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement is for a period of three years, commencing on August 1, 2003 and expiring on July 31, 2006. We will pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will also receive an automobile allowance of $700 per month. A copy of Mr. Carnes' Employment Agreement is attached hereto as an Exhibit.

Consulting Agreement

Florida Catastrophe Corp.: On September 17, 2003, we entered into a Consulting Agreement with Florida Catastrophe Corp. (hereinafter referred to as the "Consultant"), whereas the Consultant shall assist the Company with general business consulting services such as assisting the Company and our Management with evaluating prospective acquisition candidate's business setup and operations, business management services and other business related services pertaining to insurance restoration services companies. Each quarter (every 3 months), we agreed to compensate and issue the Consultant a total of eighty thousand (80,000) restricted shares of our common stock, the shares will be issued and restricted under Rule 144.

Subsequent Events

Cynthia Wainwright: On October 1, 2003, we entered into an Independent Contractor Agreement with Cynthia Wainwright, whereas Ms. Wainwright shall provide us with services in the areas of strategic development, mergers and acquisitions, and such other areas of corporate activity as we may mutually agree from time to time. The term of the agreement begins on November 1, 2003 and ends on October 31, 2004. We will compensate Ms. Wainwright $1,000 per month in either cash or registered shares of common stock. We will also make available to Ms. Wainwright, at our option, a nonrefundable payment of $1,000 in cash or in registered shares of common stock per month for Business Consultation and advice.

Loren Brown: On October 1, 2003, we entered into an Independent Contractor Agreement with Loren Brown, whereas Mr. Brown shall provide us with services in the areas of strategic development, mergers and acquisitions, and such other areas of corporate activity as we may mutually agree from time to time. The term of the agreement begins on October 1, 2003 and ends on September 30, 2004. We will compensate Mr. Brown $15,000 per month in either cash or registered shares of common stock. We will also make available to Mr. Brown, at our option, a nonrefundable payment of $10,000 in cash or in registered shares of common stock per month for Business Combination introductions and advice.

Matt Lettau: On October 1, 2003, we entered into an Independent Contractor Agreement with Matt Lettau, whereas Mr. Lettau shall provide us with services in the areas of strategic development, mergers and acquisitions, and such other areas of corporate activity as we may mutually agree from time to time. The term of the agreement begins on November 1, 2003 and ends on October 31, 2004. We will compensate Mr. Lettau $7,500 per month in either cash or registered shares of common stock. We will also make available to Mr. Lettau, at our option, a nonrefundable payment of $5,000 in cash or in registered shares of common stock per month for Business Consultation and advice.

Mike Barr: On October 27, 2003, we entered into a Consulting Agreement with Mike Barr, whereas Mr. Barr shall serve as an independent contractor for the Company. Mr. Barr has outstanding and special skills and abilities and an extensive background in and knowledge in the Insurance Restoration industry. The term of the Agreement is for one month from the date of the Agreement. We will compensate Mr. Barr a total of $10,000 worth of free trading restricted shares of common stock.

Mark Broersma: On October 27, 2003, we entered into a Consulting Agreement with Mark Broersma, whereas Mr. Broersma shall serve as an independent contractor for the Company. Mr. Broersma has outstanding and special skills and abilities and an extensive background in and knowledge in the Insurance Restoration industry. The term of the Agreement is for one month from the date of the Agreement. We will compensate Mr. Broersma a total of $10,000 worth of free trading restricted shares of common stock.

New Mailing Address

In November 2003, we changed our mailing address to 4185 West Lake Mary Blvd., #107, Lake Mary, FL 32746.

Item 6. Exhibits and Reports of Form 8-K

(a)      Exhibits

10.1* Employment Agreement with Steve Carnes, dated 09/03/03

10.2** Consulting Agreement with Florida Catastrophe Corp., dated 09/17/03

10.3* Independent Contractor Agreement with Cynthia Wainwright, dated 10/01/03

10.4* Independent Contractor Agreement with Loren Brown, dated 10/01/03

10.5* Independent Contractor Agreement with Matt Lettau, dated 10/01/03

10.6* Consulting Agreement with Mark Broersma, dated 08/27/03

10.7* Consulting Agreement with Mike Barr, dated 08/27/03

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

** Filed in Form 8-K on 09/30/03

(b)      Form 8-K

Form 8-K filed 10/07/03, Regulation FD Disclosure.

Form 8-K filed 09/30/03, Consulting Agreement with Florida Catastrophe Corp.

Form 8-K filed 09/08/03, Press Release dated September 2, 2003.

Form 8-K filed 08/21/03, Press Release dated August 18, 2003.

Form 8-K filed 07/24/03, Change in Control of Registrant and Annual Meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIS ENTERPRISES

(Registrant)

By: /s/ Stephen W. Carnes

Stephen W. Carnes, President

Date: November 14, 2003