Form 10QSB/A
period 2003-09-30
FORTIS ENTERPRISES
filed 2004-03-30
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Commission file number 000-49634

FORTIS ENTERPRISES

(Exact name of registrant as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1111 N. Orlando Ave.
Winter Park, Florida	32789
(Address of Principal Executive Offices)	(Zip Code)

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

Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2003, was 65,000,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

*THIS AMENDMENT IS BEING FILED TO CORRECT THE VALUATION OF 45,000,000 (post split) SHARES ISSUED TO THE SOLE OFFICER AND DIRECTOR.

ITEM 1. FINANCIAL STATEMENTS

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

BALANCE SHEET

ASSETS
September 30, 2003 (unaudited)
CURRENT ASSETS
Cash	$ 19,285
TOTAL CURRENT ASSETS	19,285

OTHER ASSETS	0
TOTAL OTHER ASSETS	0

TOTAL ASSETS	$ 19,285

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other Current liabilities
Accrued Auto Allowance	$ 1,400
Accrued Reimbursement to Officer	540
Accrued Salary - Officer	41,667
TOTAL CURRENT LIABILITIES	43,607

Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at September 30, 2003	0

Common stock, $.001 par value, authorized 100,000,000 shares; 65,000,000 issued and outstanding at September 30, 2003	65,000

Additional paid-in capital	60,731

Deficit accumulated during development stage	(150,053)

TOTAL STOCKHOLDER'S DEFICIT	(24,322)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 19,285

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	For the Period October 18, 2000,(Inception) to September 30, 2003

REVENUE	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
Stock Issued for services-related party	67,500	0	67,500	0	72,500
General and Administrative	2,520	549	5,020	4,624	20,714
Officer donated services	0	1,500	3,000	4,500	13,231
Accrued Auto Allowance	1,400	0	1,400	0	1,400
Accrued Reimbursement to Officer	540	0	540	0	540
Accrued Salary - Officer	41,667	0	41,667	0	41,667

TOTAL EXPENSES	113,627	2,049	119,127	9,124	150,052

NET (LOSS)	$ (113,627)	$ (2,049)	$ (119,127)	$ (9,124)	$ (150,052)

Weighted average
number of common
shares outstanding
basic and fully diluted	65,000,000	80,000,000	65,000,000	80,000,000

Net (loss)
per weighted shares-basic
and fully diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	For the Period October 18, 2000, (Inception) to September 30, 2003

Cash Flows from
Operating Activities
Net loss	$ (119,127)	$ (9,124)	$ (150,052)
Shares issued for services	67,500	5,000	72,500
Donated services	3,000	0	13,230

Adjustment to reconcile net loss to net cash used by operations
Accrued Auto Allowance	1,400	0	1,400
Accrued Reimbursement	540	0	540
Accrued Salary - officer	41,667	0	41,667
Note Payable	0	(1,500)	0
Payroll Liabilities	0	0	0

Net cash used in operating activities	(5,020)	(5,624)	(25,716)

Cash Flows from Investing Activities	0	--	--

Cash Flows from Financing Activities
Issuance of common stock	0	20,200	45,000

Net increase (decrease) in cash	(5,020)	14,576	19,285

Cash, beginning of period	24,305	9,753	0
Cash, end of period	$ 19,285	$ 24,329	$ 19,285

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

On July 17, 2003, the Company cancelled 60,000,000 (post split) shares of common stock held by 3 of its majority stockholders. Concurrent with the cancellation, the Company issued 45,000,000 (post split) shares of its $0.001 par value common stock to its new sole officer and director.

On July 21, 2003, the Company effectuated a 4:1 forward stock split. The split was accomplished through the issuance of a 3 for 1 common stock dividend, whereby all of the Company's stockholders on the Record Date of July 21, 2003, received three additional shares of common stock for every share they currently owned, resulting in 65,000,000 shares of common stock issued and outstanding.

Note 4 - Related Party Transactions

On July 17, 2003, the Company issued 45,000,000 (post split) shares of its $0.001 par value common stock valued at $0.0015 per share to is sole officer and director for his serving on the Board of Directors and assuming the liability of being an officer and director of a publicly trading and reporting Company.

On July 17, 2003, the Company accepted 60,000,000 (post split) shares of common stock for cancellation held by three of its majority stockholders.

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

On July 17, 2003, we accepted 60,000,000 (post split) shares of common stock for cancellation held by three of our majority stockholders. The stockholders returned their shares to us for cancellation due to their inability, as majority shareholders, to further our business. The stockholders did not receive any consideration for their shares.

On July 17, 2003, we issued 45,000,000 (post split) shares of our $0.001 par value common stock to Stephen W. Carnes for serving on our Board of Directors, assuming the liability of being an officer and director of a publicly trading and reporting Company, and his business expertise and his business concept of establishing a national network of commercial and residential restoration service companies. The shares were deemed to have been issued pursuant to an exemption provided by section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on July 14, 2003. Business conducted at the meeting included the following proposals:

(1) To elect a new director to serve until the next annual meeting or until his successors are elected and qualified;

(2) To amend the Articles of Incorporation to change the name to Fortis Enterprises;

(3) To amend the Articles of Incorporation to increase the capitalization to 100,000,000 shares of common stock;

(4) To confirm the reaffirmation of Beckstead & Watts LLP as independent auditors for the Company;

(5) To schedule the next annual meeting of shareholders.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on June 12, 2003, were entitled to vote. The number of outstanding shares at that time was 20,000,000 held by approximately 49 stockholders. The required quorum of shareholders was present at this meeting.

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

Date: March 30, 2004