Form 10KSB
period 2003-12-31
FORTIS ENTERPRISES
filed 2004-03-30
CIK 1143451

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission file number 000-49634

FORTIS ENTERPRISES

(Exact name of registrant as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1111 N. Orlando Ave.
Winter Park, Florida	32789
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (407) 435-3959

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

        Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The number of shares of Common Stock, $0.001 par value, outstanding on March 22, 2004, was 66,731,793 shares, held by approximately 42 stockholders.

        The issuer's revenues for its most recent fiscal year ended December 31, 2003 were $-0-.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 22, 2004 was $651,953.79 based on a share value of $0.03.

        Transitional Small Business Disclosure Format (check one): Yes __ No X

FORTIS ENTERPRISES

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Pages

Item 1.	Description of Business	1-5
Item 2.	Description of Property	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5-6

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	6-9
Item 6.	Plan of Operation	9-12
Item 7.	Financial Statements and Supplementary Data	12
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12
Item 8A.	Controls and Procedures	12-13

PART III

Item 9.	Directors and Executive Officers of the Registrant	13-17
Item 10.	Executive Compensation	17-19
Item 11.	Security Ownership of Certain Beneficial Owners and Management	19
Item 12.	Certain Relationships and Related Transactions	19-20
Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	20-21
Item 14.	Principal Accountant Fees and Services	21-22

        This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

        In this filing references to "Company," "we," "our," and/or "us," refers to Fortis Enterprises.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

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

        On July 15, 2003, our board of directors approved the cancellation of 60,000,000 (post split) shares of common stock held by three of our major stockholders. Concurrently we issued 45,000,000 (post split) shares of common stock to Mr. Stephen W. Carnes as consideration for his business expertise and his business concept of establishing a national network of commercial and residential restoration service companies, his serving on the Board of Directors, and assuming the liability of being an officer and director of a publicly trading and reporting Company.

        Prior to the cancellations and issuances, we had a total of 80,000,000 (post split) shares of common stock issued and outstanding. The canceling stockholders held approximately 75% of the issued and outstanding common stock. The cancellations and issuance resulted in 65,000,000 (post split) shares of common stock to be issued and outstanding with approximately 69% of those shares being held by Mr. Carnes. Mr. Carnes' percentage ownership of the Company's common stock and his position as sole director of the Company allows him to exercise control of the Company.

        On November 25, 2003, we received a letter from counsel for Fortis (NL) N.V. Corporation, wherein he requested we change our corporate name in order to avoid infringement on their trade name. We voluntarily decided to cease the use of the name within a reasonable period of time. Under Nevada law, we are required to have a stockholder vote in order to amend our Articles of Incorporation to change our name, which in turn causes us to comply with the proxy rules of section 14(a) of the 34 Act. We are currently in the process of filing a notice for our annual meeting and we intend to solicit proxies to change our corporate name.

(b) Our Business

Our Principal Services and their Markets

        We are posturing our Company to provide complete loss management and restoration services to residential, commercial, industrial, and institutional properties. Initially, we are seeking to establish our Company in the Florida market, with the ability to expedite the recovery process, with the eventual capability of responding to loss and restoration across the United States.

        After completing an analysis of the loss and restoration markets, we believe we can capitalize upon the niche market opportunities within the residential and commercial restoration services markets. We believe that we can achieve revenue growth, by "rolling up" smaller, individually owned restoration companies under our "umbrella" as the parent company.

        As we acquire restoration companies, we intend to formulate a business plan that is based upon a loss/recovery/restoration team (LRR-Team) coordinating complex efficient mobilization, which possesses logistic expertise both locally and nationally. The LRR-Team is being designed by us to follow a specific proven process when responding to, assessing, and restoring a damaged property. In our acquisition mode, we are seeking to acquire only the industry's top talent for this team, including individuals with expertise in insurance, claims negotiation, construction, mitigation, and project management.

        With the mobilization LRR-Team which we are establishing, whether the property is a residential, office building, industrial building, or institutional building, we intend to be set up to efficiently mobilize our team to handle a loss, anywhere in the country, at any time. Once we acquire the planned expertise, our scope of services and in-depth knowledge is intended to enable us to restore any type of property, regardless if damaged by fire, water, mold, or any type of natural disaster. We plan to utilize information technology to assist in the evaluation of the loss and determination of the magnitude of the restoration or recovery and create verifiable status reports.

        Our plan includes setting up an Information Technology (IT) director to handle the electronic dissemination of information through the Internet and through our own to be developed Intranet site. We intend to be able to provide our clients with real-time electronic information including account information, insurance information, cost estimation, and remedial and restoration updates via the electronic transmission of text and electronic imaging of the restoration project.

        Our services will initially focus on the following restoration markets:

  Water - Water can have devastating consequences if not treated quickly and properly. Typical causes of water damage include fire, weather, burst pipes, and sewage overflow. Damage will occur if the water is not quickly and properly extracted, and the salvageable property thoroughly dried and disinfected. Our LRR-Team will take an organized, phased approach to mitigate water damage, beginning with a through assessment, mitigation plan, removal of contents, extraction of standing water, dehumidification, mold inhibitor infusion, and in many cases, reconstruction.

  Fire- Residual effects of fire, other than the loss of the burned or smoke damaged area include water damage, and soot. Acidic soot residues stain plastic surfaces, grout, and porous stones. Documents and books that survive a fire, receive additional damage due to discoloration from soot, smoke and water. Our Team will have expertise in the most modern techniques and chemicals to remove and mitigate the damages caused as a result of the fire.

  Technical Cleaning - Sensitive equipment can be permanently damaged if the right restoration techniques are not utilized. Our team will be highly trained in the remediation and restoration of equipment damaged from fire, chemical spill, water or other types of losses.

  Mold - Mold is a member of the fungi family and can be found almost anywhere, gradually destroying the very material on which it grows. Molds thrive in damp, dark places, and can be found in, water damaged basements, storage areas, wood, insulation, and carpets. The effects of mold on an individual can range from mild to severe, and may even be toxic. Our Team will utilize the state-of-the-art technology including portable air scrubbers, digital measurement devices, and chemical cleaners in the mold remediation.

Distribution Methods of the Services.

        As a result of our recent change in management and direction, until such time as we complete an acquisition, we do not anticipate the establishment of an independent method for the distribution of our services. Our plan is to distribute our services through acquired businesses.

Competitive Business Conditions.

        There are many companies that offer loss, restoration, and remediation services. Our competitors include:

  General Contractors, some of which maintain toll-free numbers;

  Subcontractors;

  Insurance sanctioned remediation companies;

  Specialty Cleaning Services; and

  Loss, restoration and remediation companies.

        Each of these categories encompasses a wide range of services and is highly fragmented.

        Competition is intense and we expect it to increase. Increased competition could result in:

  price reductions, decreased revenue and lower profit margins;

  inability to gain market share;

  loss of market share once, and if gained; and

  increased marketing expenditures.

        As a result of our competition targeting our same market; individuals and corporate entities interested in our loss, restoration, and remediation services, we will only be able to distinguish our services as the result of our advertising programs and ultimately quality and efficiency of service. Our goal is to determine methods by which we can maximize contacts with major insurance carriers. We do not anticipate distinguishing our services from other like services available in the market in the near future.

Governmental Regulations

        Many governmental regulations may impact our business, which could affect our ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may decrease our ability to conduct business across state lines. We expect there will be an increasing number of laws and regulations pertaining to the use of chemicals in the restoration services area. These laws or regulations may relate to liability for chemical use in violation of the rules promulgated by the Environmental Protection Agency. This could decrease the demand for our services, increase our costs or otherwise adversely affect our business.

        In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be.

Costs and Effects of Compliance with Environmental Laws.

        Environmental laws affect the types of chemicals and products utilized in the restoration services that we intend to provide. In most cases the chemicals will be off the shelf types of products pre-approved for the sale in the United States. At this time we do not anticipate utilizing any products not approved for use or resale in the United States.

Intellectual Properties

        We regard the protection of our copyrights, service marks, trademarks, and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We plan to enter into confidentiality agreements with our to be acquired operators, consultants and strategic partners in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We plan to pursue the registration of our trademarks and service marks in the United States.

Employees

        As of December 31, 2003, we had one employee. We anticipate the assumption of employment base from the companies, which we intend to acquire in the future. In addition to that employment base, we anticipate hiring an executive secretary and chief financial officer. None of such personnel will be covered by a collective bargaining agreement.

Reports to Stockholders

        We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Our securities are registered under the Exchange Act, we file supplementary and periodic information, documents and reports that are required under section 13 of the Securities Act of 1933, as amended, with the Securities and Exchange Commission. Such reports, proxy statements and other information will be available through the Commission's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the Commission's website (http://www.sec.gov).

        We intend to furnish annual reports to stockholders, which will include audited financial statements reported on by our Certified Public Accountants. In addition, we will issue un-audited quarterly or other interim reports to stockholders, as we deem appropriate.

ITEM 2. DESCRIPTION OF PROPERTY

        Our executive office is located at 1111 N. Orlando Ave., Winter Park, Florida 32789, which is provided to us at no cost by Signature Leisure, Inc., on a month to month basis. The CEO of Signature Leisure is Stephen Carnes, the CEO of Fortis. The facilities are minimal in space, and are considered temporary until such time as we complete our initial acquisition as further described herein. In the future we anticipate requiring additional office space and additional personnel; however it is unknown at this time how much space or how many individuals will be required.

ITEM 3. LEGAL PROCEEDINGS

        On November 4, 2003, Suburban Capital Corporation ("SCC"), a Delaware corporation, filed a complaint with the United States District Court for the Northern District of Illinois, Eastern Division, against Fortis, alleging that on or about September of 2003, Fortis approached SCC and allegedly entered into an oral agreement for the purpose of hiring them to provide introductions to potential partners, along with other business consulting services. SCC is seeking $350,000 in damages.

        Our management denies the existence of any agreement with SCC and plans to aggressively defend the Company against this frivolous action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the last quarter of 2003, we did not submit any matters to vote to our security holders.

Subsequent Event

        We are in the process of filing for our annual meeting and we will solicit proxies to; (i) change our name, (ii) increase our authorized common stock to 500,000,000 shares of common stock; (iii) elect new director(s); and (iv) ratify our auditors.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

(a) Market Information

        Since April 23, 2003, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin under the trading symbol "FRTE". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 29, 2004 the closing bid price was $0.032.

        The following table sets forth the quarterly high and low bid prices for our common stock since we have been eligible to participate in the OTC Bulletin Board as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2003
	High	Low
1st Quarter	Not Trading	Not Trading
2nd Quarter	0.02	0.015
3rd Quarter	0.41	0.24
4th Quarter	0.19	0.10

* On July 24, 2003, the Company enacted a 4:1 forward split of all of the Company's issued and outstanding common stock as of July 21, 2003.

(b) Holders of Common Stock

        As of March 22, 2004, we had approximately 42 shareholders of record of the 66,731,793 shares outstanding.

(c) Dividends

        The Board of Directors has not declared any dividends due to the following reasons:

  The Company has not yet adopted a policy regarding payment of dividends;

  The Company does not have any money to pay dividends at this time;

  The declaration of a cash dividend would result in an impairment of future working capital; and

  The Board of Directors will not approve the issuance of a stock dividend.

(d) Securities Authorized for Issuance under Equity Compensation Plans

        The following table includes the Company's equity compensation plans effective as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	3,000,000	$0.1231	2,122,938
Total	3,000,000	$0.1231	2,122,938

(1) Shares are issuable under a Consultant and Employee stock Compensation Plan effective August 20, 2003. To date 877,062 shares have been issued under the Plan. All of the shares issuable under the Plan were registered on Form S-8 on August 26, 2003. A copy of the Plan was filed as an exhibit to the S-8.

Other Market Information

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

  A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

  A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

  A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

  A toll-free telephone number for inquiries on disciplinary actions;

  Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

  Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

        Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

  The bid and offer quotations for the penny stock;

  The compensation of the broker-dealer and its salesperson in the transaction;

  The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

  Monthly account statements showing the market value of each penny stock held in the customer's account.

        In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

        These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

        On July 17, 2003, we accepted 60,000,000 (post split) shares of common stock for cancellation held by three of our majority stockholders. The stockholders returned their shares to us for cancellation due to their inability, as majority shareholders, to further our business. The stockholders did not receive any remuneration for their shares.

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

        On December 22, 2003, we issued 363,637 shares of our $0.001 par value common stock to Stoecklein Law Group pursuant to an Engagement and Retainer Agreement, executed on December 18, 2003. The shares were issued unrestricted pursuant to the S-8 Registration filed with the SEC on August 26, 2003.

        On October 30, 2003, we issued 67,000 shares of our $0.001 par value common stock valued at $10,000 to Michael Barr pursuant to a Consulting Agreement we entered into on October 27, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        On October 30, 2003, we issued 67,000 shares of our $0.001 par value common stock valued at $10,000 to Mark Broersma pursuant to a Consulting Agreement we entered into on October 27, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

Subsequent Issuances

        On February 10, 2004, we issued 140,000 shares of our $0.001 par value common stock to Michael M. Manion pursuant to a Consulting Agreement we entered into on February 5, 2004. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        As of February 23, 2004, we issued 73,410 shares of our $0.001 par value common stock to Cynthia Wainwright pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        As of February 23, 2004, we issued 581,757 shares of our $0.001 par value common stock to Loren Brown pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        As of February 23, 2004, we issued 358,989 shares of our $0.001 par value common stock to Matt Lettau pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

ITEM 6. PLAN OF OPERATION

        This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

        With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue acquisitions and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

        Our Company is a Development Stage Company, originally incorporated in the State of Nevada on October 18, 2000 under the name First Impressions. We were initially organized to develop a business as an online retailer and distributor of perfume fragrances, bath products and related products. We are currently posturing our Company to provide complete loss management and restoration services to residential, commercial, industrial, and institutional properties. Initially, we are seeking to establish our Company, in the Florida market, with the ability to expedite the recovery process, with the eventual capability of responding to loss and restoration across the United States.

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

Plan of Operation

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

        On November 11, 2003, we executed a Letter of Intent with a privately held company based in Northern Florida that specializes in insurance restoration services. The Letter of Intent outlines the basic parameters under which the privately held company would agree to be acquired by us. We are working together with the acquisition candidate to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which will provide the specific details regarding the terms and conditions of the acquisition. Upon completion of a definitive agreement we will file a Form 8-K.

        Satisfaction of our cash obligation for the next 12 months. We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

        Summary of any product and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate acquiring small renovation business.

        Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next twelve months; however as the result of our plan of acquisitions of renovation businesses, we may acquire equipment, and in some cases plants which retain the renovation businesses.

        Significant changes in the number of employees. As of December 31, 2003, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director of the Company. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

Liquidity and Capital Resources

        A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

        Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

        The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS

        See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8.A. CONTROLS AND PROCEDURES

        We are a development stage company with no revenues and our sole officer and director has responsibility for our internal controls and procedures over our financial reporting.

        We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our sole officer and director concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The following table sets forth the name and positions of the executive officer and director of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Stephen W. Carnes	40	CEO, President, Secretary/Treasurer and Director

Duties, Responsibilities and Experience

        Stephen W. Carnes, age 40, is Chief Executive Officer, President, Secretary/Treasurer and Director of the Company. Mr. Carnes is also the President, CEO and a director of Signature Leisure, Inc., a publicly traded company trading on the OTC Bulletin Board. From 2000 to 2003, Mr. Carnes was founder and co-owner of a private public relations firm that assisted companies with marketing and public relations. From 1998 to 2003, Mr. Carnes has been self-employed as an independent manufacturers representative acting as an outside sales representative for various companies. From 1982 thru 1986, Mr. Carnes attended Indiana University at Fort Wayne, Indiana and received a B.S. degree in Business Administration.

Election of Directors and Officers.

        Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

        No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

        No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

        No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Employment Agreement with Steve Carnes

        On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement is for a period of three years, it commenced on August 1, 2003 and will expire on July 31, 2006. We agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will receive an automobile allowance of $700 per month. Mr. Carnes agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. A copy of Mr. Carnes' Employment Agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Consultants

        On September 17, 2003, we entered into a Consulting Agreement with Florida Catastrophe Corp. (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us with general business consulting services such as assisting us and our Management with evaluating prospective acquisition candidate's business setup and operations, business management services and other business related services pertaining to insurance restoration services companies. Every quarter (every 3 months), we agreed to compensate and issue the Consultant a total of eighty thousand (80,000) restricted shares of common stock, the shares will be issued and restricted under Rule 144. On December 22, 2003, we issued 80,000 shares of our $0.001 par value common stock valued at $8,800 to the Consultant. A copy of the consulting agreement was attached as an exhibit to Form 8-K filed on September 30, 2003.

Cynthia Wainwright: On October 1, 2003, we entered into an Independent Contractor Agreement with Cynthia Wainwright, wherein Ms. Wainwright agreed to provide us with services in the areas of strategic development, mergers and acquisitions, and such other areas of corporate activity as we may mutually agree from time to time. The term of the agreement began on November 1, 2003 and will end on October 31, 2004. We agreed to compensate Ms. Wainwright $1,000 per month in either cash or registered shares of common stock. We also agreed to make available to Ms. Wainwright, at our option, a nonrefundable payment of $1,000 in cash or in registered shares of common stock per month for Business Consultation and advice. As of February 23, 2004, we have issued 73,410 shares of our $0.001 par value common stock valued at $7,500 to Ms. Wainwright. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003. A copy of the Independent Contractor Agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Loren Brown: On October 1, 2003, we entered into an Independent Contractor Agreement with Loren Brown, wherein Mr. Brown agreed to provide us with services in the areas of strategic development, mergers and acquisitions, and such other areas of corporate activity as we may mutually agree from time to time. The term of the agreement began on October 1, 2003 and will end on September 30, 2004. We agreed to compensate Mr. Brown $15,000 per month in either cash or registered shares of common stock. We also agreed to make available to Mr. Brown, at our option, a nonrefundable payment of $10,000 in cash or in registered shares of common stock per month for Business Combination introductions and advice. As of February 23, 2004, we have issued 581,757 shares of our $0.001 par value common stock valued at $60,000 to Mr. Brown. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003. A copy of the independent contractor agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Matt Lettau: On October 1, 2003, we entered into an Independent Contractor Agreement with Matt Lettau, wherein Mr. Lettau agreed to provide us with services in the areas of strategic development, mergers and acquisitions, and such other areas of corporate activity as we may mutually agree from time to time. The term of the agreement began on November 1, 2003 and will end on October 31, 2004. We agreed to compensate Mr. Lettau $7,500 per month in either cash or registered shares of common stock. We also agreed to make available to Mr. Lettau, at our option, a nonrefundable payment of $5,000 in cash or in registered shares of common stock per month for Business Consultation and advice. As of January 20, 2004, we have issued 358,989 shares of our $0.001 par value common stock valued at $35,000 to Mr. Lettau. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003. A copy of the independent contractor agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Mike Barr: On October 27, 2003, we entered into a Consulting Agreement with Mike Barr, wherein Mr. Barr agreed to serve as an independent contractor for the Company. Mr. Barr has outstanding and special skills and abilities and an extensive background and knowledge in the Insurance Restoration industry. The term of the Agreement was for one month from the date of the Agreement. We agreed to compensate Mr. Barr a total of $10,000 worth of free trading shares of common stock. On October 30, 2003, we issued 67,000 shares of our $0.001 par value common stock valued at $10,000 to Mr. Barr. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003. A copy of the consulting agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Mark Broersma: On October 27, 2003, we entered into a Consulting Agreement with Mark Broersma, wherein Mr. Broersma agreed to serve as an independent contractor for the Company. Mr. Broersma has outstanding and special skills and abilities and an extensive background and knowledge in the Insurance Restoration industry. The term of the Agreement was for one month from the date of the Agreement. We agreed to compensate Mr. Broersma a total of $10,000 worth of free trading shares of common stock. On October 30, 2003, we issued 67,000 shares of our $0.001 par value common stock valued at $10,000 to Mr. Broersma. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003. A copy of the consulting agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Subsequent Event

On January 21, 2004, we entered into a letter agreement with Source Capital Group, Inc. ("SCG") to confirm our understanding and agreement with SCG, regarding retaining SCG as our exclusive (for three weeks) financial advisor. SCG agreed to use its best efforts to provide us with an equity financing. We agreed to compensate SCG for its services in 8% cash and 8% ("warrant") coverage on any funds raised during this engagement for investors introduced to us by SLG. The exercise price of the warrants shall be equal to the price of the stock at the time of the sale to an equity investor introduced to us by SCG and will be subject to adjustment in accordance with the terms of any adjustment provided for in the formal definitive Financing document. The warrants are exercisable for five (5) years from the date of issuance. We will also reimburse SCG for any pre-approved expenses over $500 incurred in connection with the services provided to us. The term of SCG's engagement shall extend from the date of the letter agreement through April, 2004. A copy of the letter agreement is attached hereto as an exhibit.

Michael M. Manion: On February 5, 2004, we entered into a Consulting Agreement with Michael M. Manion, wherein Mr. Manion agreed to serve as an independent contractor for the Company. Mr. Manion agreed to assist us with general consulting services such as assisting the Company and Company Management with various projects, business management services and other business related services. The term of the Agreement is for three months from the date of the Agreement. We agreed to compensate Mr. Manion 140,000 shares of free trading unrestricted shares of common stock for the first month. On February 10, 2004, we issued 140,000 shares of common stock valued at $10,000 to Mr. Manion. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2003, Stephen W. Carnes filed all forms 3, forms 4 and forms 5 on a timely basis.

Audit Committee and Financial Expert

We do not have an Audit Committee, Stephen W. Carnes, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3) Compliance with applicable governmental laws, rules and regulations;

(4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5) Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction, which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Stephen W. Carnes, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company's executive officer and director during the last fiscal year of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary Paid	Accumulative Accrual (2)	Other Annual Compensation	estricted Stock (3)	Options	Other
Stephen W. Carnes, President (1)	2003	$-0-	$107,667	-0-	$67,500	-0-

  Mr. Carnes was appointed officer and director of the Company on July 15, 2003.

  Mr. Carnes agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. Total accruals include $3,500 in accrued automobile allowance at $700 per month, and accrued salary of $104,167. Additionally, Mr. Carnes has advanced $540 to the Company which is not indicated in the above Table, however is an accrued reimbursement.

  Concurrent with joining the Company Mr. Carnes was issued 45,000,000 (post split) shares of common restricted stock of the Company which were valued, at the time by the Company at $67,500. This issuance is not considered to be a recurring expense.

Employment Agreement

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement is for a period of three years, it commenced on August 1, 2003 and will expire on July 31, 2006. We agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will also receive an automobile allowance of $700 per month. Mr. Carnes has agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. A copy of Mr. Carnes' Employment Agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Termination of Employment

There are no compensatory plans or arrangements, other than those described above, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Compensation of Directors

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number of Shares (2)	Percent Beneficially Owned (3)
Stephen W. Carnes 4185 West Lake Mary Blvd., Ste. 137 Lake Mary, Florida 32746	45,000,000	68%
All Directors & Officers and Beneficial Owners as a Group	45,000,000	68%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

  4:1 Post Split Shares.

  Figures are rounded to the nearest percentage, based on 65,957,062 (post split) shares of stock issued and outstanding on December 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement with Steve Carnes

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement is for a period of three years, it commenced on August 1, 2003 and will expire on July 31, 2006. We agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will also receive an automobile allowance of $700 per month. Mr. Carnes has agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. A copy of Mr. Carnes' Employment Agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Office Lease

Our executive office space, located at 1111 North Orlando Ave, Winter Park, Florida 32789, is provided by Signature Leisure, Inc., a company wherein our Chief Executive Officer is also the Chief Executive Officer. The space is provided without charge on a temporary, month to month basis.

Reimbursements/ Salary Accrued

As of December 31, 2003, Mr. Carnes had accrued reimbursements of $540, accrued salary of $104,167 and accrued auto allowance of $3,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

1. Financial Statements:

A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. Independent Auditors' Report F-1

2. Financial Statements:

Balance Sheets F-2

Statement of Operations F-3

Statement of Stockholders' Equity F-4 - F-5

Statement of Cash Flows F-6

Notes to Consolidated Financial Statements F-7 - F-15

2. During the fiscal year December 31, 2003 the Company filed the following 8-Ks.

Form 8-K filed on July 24, 2003, Change in Control of Registrant, Annual Meeting of Shareholders, Forward Split, and OTC:BB Ticker Change.

Form 8-K filed on August 21, 2003, Press Release dated 8/18/03.

Form 8-K filed on September 8, 2003, Press Release dated 9/02/03.

Form 8-K filed on September 30, 2003, Consulting Agreement with Catastrophe Corp.

Form 8-K filed on October 7, 2003, Regulation FD Disclosure.

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

Form 8-k filed on February 12, 2004, Letter Agreement with Source Capital Group, Inc.

4. Exhibits

Exhibit Description

Number

10.1** Employment Agreement with Steve Carnes, dated 09/03/03

10.2*** Consulting Agreement with Florida Catastrophe Corp., dated 09/17/03

10.3** Independent Contractor Agreement with Cynthia Wainwright, dated 10/01/03

10.4** Independent Contractor Agreement with Loren Brown, dated 10/01/03

10.5** Independent Contractor Agreement with Matt Lettau, dated 10/01/03

10.6** Consulting Agreement with Mark Broersma, dated 08/27/03

10.7** Consulting Agreement with Mike Barr, dated 08/27/03

10.8* Letter Agreement with Source Capital Group, Inc., dated 01/21/04

31* Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act

_____

* Filed herewith

** Filed in form 10-QSB on 11/14/03

*** Filed in form 8-K on 09/30/03

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead & Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $3,500 for each year.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTIS ENTERPRISES

By:/s/ Stephen Carnes

Stephen W. Carnes, President

Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                                         OFFICE                                                      DATE

/s/ Stephen Carnes                                                     CEO/President                                         March 30, 2004

Stephen W. Carnes                                                    Secretary/Treasurer

                                                                                 Chief Accounting Officer

                                                                                 Director

Beckstead & Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT AUDITORS' REPORT

March 28, 2004

Board of Directors

Fortis Enterprises

Las Vegas, NV

We have audited the Balance Sheets of Fortis Enterprises (the "Company") (A Development Stage Company), for the years ended December 31, 2003 and 2002 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2003 and 2002 and for the period October 18, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortis Enterprises (A Development Stage Company), for the years ended December 31, 2003 and 2002 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2003 and 2002 and for the period October 18, 2000 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

Beckstead & Watts, LLP

FORTIS ENTERPRISES

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash	$ 6,285	$ 24,305
TOTAL CURRENT ASSETS	6,285	24,305
	$ 6,285	$ 24,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other Current liabilities
Accrued Auto Allowance	$ 3,500	$ 0
Accrued Reimbursement to Officer	540	0
Accrued Salary - Officer	104,167	0
TOTAL CURRENT LIABILITIES	108,207	0
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 12/31/03 and 12/31/02 respectively	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 65,957,062 and 80,000,000 issued and outstanding as of 12/31/03 and 12/31/02 retroactively restated	65,957	80,000

Additional paid-in capital	176,574	(24,769)

(Deficit) accumulated during development stage	(344,452)	(30,926)
TOTAL STOCKHOLDER'S EQUITY (Deficit)	(101,921)	24,305
	$ 6,285	$ 24,305

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period October 18, 2000 (Inception) to December 31, 2003

Revenue	$ 0	$ 0	$ 0

EXPENSES
Stock Issued for services-related party	67,500	0	72,500
Stock Issued for consulting services	76,800	0	76,800
Shares Issued for legal services	40,000	0	40,000
General and Administrative	18,020	4,648	33,714
Officer donated services	3,000	6,000	13,231
Accrued Auto Allowance	3,500	0	3,500
Accrued Reimbursement to Officer	540	0	540
Accrued Salary - Officer	104,167	0	104,167
TOTAL EXPENSES	313,527	10,648	344,452
NET (LOSS)	$ (313,527)	$ (10,648)	$ (344,452)

Weighted average
number of common
shares outstanding
basic and fully diluted	65,957,062	80,000,000

Net (loss)
per weighted shares-basic
and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(A Development Stage Company)

October 18, 2000, (Inception) to December 31, 2002

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Shares Amount		Additional paid-in Capital	(Deficit) accumulated during development stage	Total Stockholders' Equity
October 18, 2000
Shares issued for services	20,000,000	$ 200	$ 4,800		$ 5,000

Shares issued for cash	40,000,000	400	9,600		10,000

Net (loss) October 18, 2000 (Inception) to December 31, 2000				(12,849)	(12,849)
Balance December 31, 2000	60,000,000	600	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	9,238		9,300

Donated services			4,231		4,231

Net loss December 31, 2001				(7,429)	(7,429)
Balance December 31, 2001	66,200,000	662	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	20,562		20,700

January 10, 2002 recapitalization adjustment to additional paid-in-capital		79,200	(79,200)		0

Donated services			6,000		6,000

Net loss December 31, 2002				(10,648)	(10,648)
Balance December 31, 2002	80,000,000	80,000	(24,769)	(30,925)	24,305

Donated services			3,000		3,000

Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	60,000		0

Shares issued for services	45,000,000	45,000	22,500		67,500

Shares issued for services	957,062	957	115,843		116,800

Net loss December 31, 2003				(313,527)	(313,527)
Balance December 31, 2003	65,957,062	$ 65,957	$ 176,574	$ (344,452)	$ (101,921)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period October 18, 2000 (Inception) to December 31, 2002

Cash Flows from
Operating Activities
Net loss	$ (313,527)	$ (10,648)	$ (344,452)
Shares issued for services	67,500	6,000	72,500
Donated services	3,000	0	13,230

Adjustment to reconcile net loss to net cash used by operations
Accrued Auto Allowance	3,500	0	3,500
Accrued Reimbursement	540	0	540
Accrued Salary -officer	104,167	0	104,167
Note Payable	0	(1,500)	0
Payroll Liabilities	0	0	0

Net cash used in operating activities	(134,820)	(6,148)	(150,515)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Issuance of common stock	116,800	20,700	156,800

Net increase (decrease) in cash	(18,020)	14,552	6,285

Cash, beginning of period	24,305	9,753	0
Cash, end of period	$ 6,285	$ 24,305	$ 6,285

Supplemental Disclouser
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Revenue recognition

Sales and related cost of sales are generally recognized upon shipment of products. Cost of goods sold generally represents the cost of items sold and the related shipping and selling expenses.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2003 or December 31, 2002.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

FORTIS ENTERPRISES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 or December 31, 2002.

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

FORTIS ENTERPRISES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Recent pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0%)
Valuation reserve	34.0%

Total	-%

As of December 31, 2003, the Company has $313,527 net operating loss carry-forward for tax purposes, which will be available to offset future taxable income.

FORTIS ENTERPRISES

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

On July 21, 2003, the Company effectuated a 4:1 forward stock split. The split was accomplished through the issuance of a 3 for 1 common stock dividend, whereby all of the Company's stockholders on the Record Date of July 21, 2003, received three additional shares of common stock for every share they currently owned, resulting in 65,000,000 (post split) shares of common stock issued and outstanding.

On October 30, 2003, the Company issued 67,000 shares of its $0.001 par value common stock valued at $10,000 to Mr. Barr pursuant to a Consulting Agreement entered into on October 27, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

On October 30, 2003, the Company 67,000 shares of its $0.001 par value common stock valued at $10,000 to Mr. Broersma pursuant to a Consulting Agreement entered into on October 27, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

From November 11, 2003 to December 22, 2003 the Company issued 24,881 shares of its $0.001 par value common stock to Cynthia Wainwright pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

From November 11, 2003 to December 22, 2003 the Company issued 236,363 shares of its $0.001 par value common stock to Loren Brown pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

From November 11, 2003 to December 22, 2003 the Company issued 118,181 shares of its $0.001 par value common stock to Matt Lettau pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

FORTIS ENTERPRISES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On December 22, 2003, the Company issued 363,637 shares of its $0.001 par value common stock valued at $40,000 to Donald J. Stoecklein for legal services provided to the Company. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

There have been no other issuances of common stock.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2003 of $(344,452). In addition, the Company's development activities since inception have been financially sustained through equity financing.

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