Form 10QSB
period 2004-03-31
FORTIS ENTERPRISES
filed 2004-05-17
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 000-49634

FORTIS ENTERPRISES

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1111 N. Orlando Ave.
Winter Park, Florida	32789
(Address of Principal Executive Offices)	(Zip Code)

(407) 435-3959

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 67,701,793 shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

ITEM 1. FINANCIAL STATEMENTS

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

BALANCE SHEET

ASSETS
	March 31, 2004 (unaudited)	December 31, 2003 (audited)
CURRENT ASSETS
Cash	$ 3,385	$ 6,285
TOTAL CURRENT ASSETS	3,385	6,285

OTHER ASSETS	0	0
TOTAL OTHER ASSETS	0	0

TOTAL ASSETS	$ 3,385	$ 6,285

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other Current liabilities
Accrued Auto Allowance	$ 5,600	$ 3,500
Accrued Reimbursement to Officer	640	540
Accrued Salary - Officer	166,667	104,167
TOTAL CURRENT LIABILITIES	172,807	108,207

Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at March 31, 2004 and December 31, 2003	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 67,701,793 and 65,957,062 issued and outstanding at March 31, 2004 and December 31, 2003	67,702	65,957

Additional paid-in capital	268,029	176,574
Opening Balance Equity	100	0
Deficit accumulated during development stage	(505,252)	(344,452)

TOTAL STOCKHOLDER'S DEFICIT	(169,421)	(101,921)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,385	$ 6,285

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the Period October 18, 2000,(Inception) to March 31, 2004

REVENUE	$ 0	$ 0	$ 0

EXPENSES
Stock Issued for services-related party	0	0	72,500
Stock Issued for consulting service	93,200	0	170,000
Stock Issued for legal services	0	0	40,000
General and Administrative	3,000	2,000	36,714
Officer donated services	0	1,500	13,231
Accrued Auto Allowance	2,100	0	5,600
Accrued Reimbursement to Officer	0	0	540
Accrued Salary - Officer	62,500	0	166,667

TOTAL EXPENSES	160,800	3,500	505,252

NET (LOSS)	$ (160,800)	$ (3,500)	$ (505,252)

Weighted average
number of common
shares outstanding
basic and fully diluted	67,701,793	20,000,000

Net (loss)
per weighted shares-basic
and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the Period October 18, 2000, (Inception) to March 31, 2004

Cash Flows from
Operating Activities
Net loss	$ (160,800)	$ (3,500)	$ (505,252)
Shares issued for services-related party	0	0	72,500
Shares issued for consulting services	93,200	0	170,000
Donated services	0	1,500	13,230

Adjustment to reconcile net loss to net cash used by operations
Accrued Auto Allowance	2,100	0	5,600
Accrued Reimbursement	0	0	540
Accrued Salary - officer	62,500	0	166,667

Net cash used in operating activities	(3,000)	(2,000)	(76,715)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Opening Balance Equity	100	0	100
Issuance of common stock	0	0	80,000

Net increase (decrease) in cash	(2,900)	(2,000)	3,385

Cash, beginning of period	6,285	24,305	0
Cash, end of period	$ 3,385	$ 22,305	$ 3,385

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(Formerly First Impressions)

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements at March 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2004 and results of operations and cash flows for the three months ended March 31, 2004. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2 - Going concern

The accompanying financial statements at March 31, 2004 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of implementing its business plan which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Stockholders' Equity

On January 19, 2004, the Company issued 328,481 shares of its common stock to various individuals for consulting services in the amount of $29,500.

On February 10, 2004 the Company issued 140,000 shares of its common stock to Michael Manion for consulting services in the amount of $10,000.

On February 23, 2004 the Company issued 306,250 shares of its common stock to various individuals for consulting services in the amount of $24,500.

On March 30, 2004, the Company issued 970,000 shares of its common stock to various individuals for consulting services in the amount of $29,200.

FORTIS ENTERPRISES

(Formerly First Impressions)

(a Development Stage Company)

Notes to Financial Statements

Note 4 - Subsequent Events

On April 30, 2004, the Company resolved to issue 1,490,000 shares of its common stock to Cornell Capital Partners, LP as a commitment fee towards a "Standby Equity Distribution Agreement" which is valued at $29,800. All shares will be issued and restricted pursuant to Rule 144.

On April 30, 2004, the Company resolved to issue 10,000 shares of its common stock to Newbridge Securities Corporation for placement agent fees in the amount of $200. All shares will be issued and restricted pursuant to Rule 144.

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

        We intend to focus on growth through acquisition. We believe that there can be "Economies of Scale" achieved by consolidating the "single owner" restoration companies into Fortis Enterprises. We believe that it can reduce combined overall overhead among the companies acquired by eliminating many duplicated everyday business nuisances for the small business owners such as accounting services, marketing and advertising costs, office staff and equipment, etc. We also believe that consolidating and focusing efforts on a combined marketing campaign will assist the various companies merged into Fortis Enterprises to achieve overall revenue growth.

        On November 11, 2003, we executed a Letter of Intent with a privately held company based in Northern Florida that specializes in insurance restoration services. The Letter of Intent outlines the basic parameters under which the privately held company would agree to be acquired by us. We are working together with the acquisition candidate to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which will provide the specific details regarding the terms and conditions of the acquisition. Upon completion of a definitive agreement we will file a Form 8-K. Two of the principals associated with the privately held company are currently consultants for us.

        On April 14, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (the "Investor"), wherein we agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company $5,000,000 of our common stock, par value $0.001 per share. Additionally, we entered into a secured convertible debenture agreement with the Investor in order to provide us with expedited access to $300,000 of the funding, $150,000 of which we have already received.

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

        Our near term cash requirements are anticipated to be offset through the receipt of funds from the Cornell convertible debenture, private placement offerings and loans obtained through private sources. Once we file a registration statement for the $5,000,000 line of credit, we anticipate being able to use the line of credit to finance our operations. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. However, the line of credit is anticipated to satisfy our working capital needs, but if it is not available, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

        Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next twelve months; however as the result of our plan for acquisitions of renovation businesses, we may acquire equipment, and in some cases plants, which relate to the renovation businesses.

        Significant changes in the number of employees. As of March 31, 2004, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

        The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Item 3. Controls and Procedures

        We are a development stage company with no revenues and during the period covered by this quarterly report our sole officer and director, Stephen Carnes, had responsibility for our internal controls and procedures over our financial reporting.

        We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Mr. Carnes, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Carnes concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        On February 10, 2004, we have issued 140,000 shares of our $0.001 par value common stock to Michael M. Manion pursuant to a Consulting Agreement we entered into on February 5, 2004. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        As of March 31, 2004, we have issued 108,529 shares of our $0.001 par value common stock to Cynthia Wainwright pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        As of March 31, 2004, we have issued 845,394 shares of our $0.001 par value common stock to Loren Brown pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        As of March 31, 2004, we have issued 570,808 shares of our $0.001 par value common stock to Matt Lettau pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

        On March 30, 2004, we have issued 80,000 shares of our $0.001 par value common stock to Florida Catastrophe Corp. pursuant to a Consulting Agreement we entered into on September 17, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

Subsequent Issuances

        On April 30, 2004, we issued 1,490,000 shares of our $0.001 par value common stock valued at $29,800 to Cornell Capital Partners, LP as part of a commitment fee pursuant to a Standby Equity Distribution Agreement. The shares were deemed to have been issued pursuant to an exemption provided by section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On April 30, 2004, we issued 10,000 shares of our $0.001 par value common stock to Newbridge Securities Corporation as compensation for Placement Agent fees. The shares were deemed to have been issued pursuant to an exemption provided by section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        We are in the process of filing for our annual meeting and we will solicit proxies to; (i) change our name, (ii) increase our authorized common stock to 500,000,000 shares of common stock; (iii) elect new director(s); and (iv) ratify our auditors.

Item 5. Other Information

Letter Agreement with Source Capital Group, Inc.

        On January 21, 2004, we entered into a letter agreement with Source Capital Group, Inc. ("SCG") to confirm our understanding and agreement with SCG, regarding retaining SCG as our exclusive (for three weeks) financial advisor. SCG agreed to use its best efforts to provide us with an equity financing. We agreed to compensate SCG for its services in 8% cash and 8% "warrant" coverage on any funds raised during this engagement for investors introduced to us by SCG. The exercise price of the warrants shall be equal to the price of the stock at the time of the sale to an equity investor introduced to us by SCG and will be subject to adjustment in accordance with the terms of any adjustment provided for in the formal definitive Financing document. The warrants will be exercisable for five (5) years from the date of issuance. We will also reimburse SCG for any pre-approved expenses over $500 incurred in connection with the services provided to us. The term of SCG's engagement was from the date of the letter agreement through April 2004. A copy of the letter agreement was attached as an exhibit to Form 10-KSB filed on March 30, 2004.

        SCG made the introduction with Cornell Capital Partners, LP, whom we've entered into a Standby Equity Distribution Agreement in the amount of $5,000,000. We have received $150,000 of the funding from Cornell. For the $150,000 raised, we compensated SCG $7,500.

Consulting Agreements

        Michael M. Manion: On February 5, 2004, we entered into a Consulting Agreement with Michael M. Manion, wherein Mr. Manion agreed to serve as an independent contractor for the Company. Mr. Manion agreed to assist us with general consulting services such as assisting the Company and Company Management with various projects, business management services and other business related services. The term of the Agreement is for three months from the date of the Agreement. We agreed to compensate Mr. Manion 140,000 shares of free trading unrestricted shares of common stock for the first month, 70,000 free trading shares of stock for the second month and 70,000 free trading shares of stock for the third month.. On February 10, 2004, we issued 140,000 shares of common stock valued at $10,000 to Mr. Manion. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

Subsequent Events

        Mark Broersma: On April 29, 2004, we entered into a Consulting Agreement with Mark Broersma, wherein Mr. Broersma agreed to serve as an independent contractor for the Company. Mr. Broersma has various skills and abilities and an extensive background and knowledge in the Insurance Restoration industry. The term of the Agreement is for one month from the date of the Agreement and renewable on a month-to-month basis at our discretion. We agreed to compensate Mr. Broersma a total of $15,000 worth of free trading shares of common stock. Further, Mr. Broersma is a principal in a company we are seeking to acquire. Our management acknowledges and condones this potential conflict of interest. A copy of the consulting agreement is attached hereto as an exhibit.

        Mike Barr: On April 29, 2004, we entered into a Consulting Agreement with Mike Barr, wherein Mr. Barr agreed to serve as an independent contractor for the Company. Mr. Barr has various skills and abilities and an extensive background and knowledge in the Insurance Restoration industry. The term of the Agreement is for one month from the date of the Agreement and renewable on a month-to-month basis at our discretion. We agreed to compensate Mr. Barr a total of $15,000 worth of free trading shares of common stock. Further, Mr. Barr is a principal in a company we are seeking to acquire. Our management acknowledges and condones this potential conflict of interest. A copy of the consulting agreement is attached hereto as an exhibit.

        VBg Design: On April 29, 2004, we entered into a Consulting Agreement with VBg Design, wherein VBg agreed to serve as an independent contractor for the Company. VBg has various skills and abilities and an extensive background in and knowledge in Advertising & Marketing. The term of the Agreement is for one year. We agreed to compensate VBg $2,400 per month. A copy of the consulting agreement is attached hereto as an exhibit.

CORNELL CAPITAL FINANCING

        On April 14, 2004, we entered into the following agreements with Cornell Capital Partners, LP ("Cornell").

Standby Equity Distribution Agreement and Placement Agent Agreement

        On April 14, 2004, we entered into a Standby Equity Distribution Agreement with Cornell, wherein we agreed to issue and sell to Cornell $5,000,000 of our common stock. We have engaged Newbridge Securities Inc., to act as our exclusive placement agent in connection with the sale of our common stock to the Investor. We agreed to issue to Cornell 1,490,000 shares of our common stock upon execution of the agreement.

        Pursuant to the Standby Equity Distribution Agreement, Cornell and the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation (Newbridge), wherein Newbridge will act as our exclusive placement agent in connection with the Standby Equity Distribution Agreement. Newbridge's services will consist of reviewing the terms of the Standby Equity Distribution Agreement and advising us with respect to those terms. We agreed to issue to Newbridge 10,000 shares of our common stock upon execution of the agreement.

Securities Purchase Agreement

        We executed a Securities Purchase Agreement with Cornell, wherein we agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which will be convertible into shares of our common stock. Of the $300,000, $150,000 has been received and the remaining $150,000 will be funded on the fifth (5th) business day following the date our authorized shares of common stock are validly increased to 500,000,000 shares and we file a registration statement, pursuant to the Registration Rights Agreement discussed above.

Registration Rights Agreements

        In connection with the Securities Purchase Agreement and Standby Equity Distribution Agreement, we entered into two Registration Rights Agreements with Cornell, wherein we agreed to prepare and file, no later than sixty (60) days from the date of the agreements, with the SEC a registration statement on Form SB-2 under the 1933 Act for the registration for the resale by all Investors who purchased convertible debentures pursuant to the Securities Purchase Agreement 9,868,421 shares of our common stock issued upon conversion of the Convertible Debentures and the 1,490,000 shares of common stock issued to Cornell and enough shares to cover the $5,000,000 equity line. The Company shall cause the registration statement to remain effective until all of the registrable securities have been sold.

Escrow Agreements

        In connection with the Securities Purchase Agreement and Standby Equity Distribution Agreement, pursuant to which we propose to sell secured convertible debentures, convertible into our common stock, we entered into two separate Escrow Agreements with the Investor listed on the Securities Purchase Agreement and Butler Gonzalez, LLP (the "Escrow Agent"). The Escrow Agent agreed to accept, hold, and disburse the funds deposited with it in accordance with the terms of the agreement.

Security Agreement

        We executed a Security Agreement with Cornell wherein, in connection with the above financing documents, we agreed to grant to Cornell a security interest in and to the pledged property identified in Exhibit A of the Security Agreement until the satisfaction of all obligations described in the agreement are performed.

Press Release

        On May 10, 2004, we issued a press release to announce that we entered into the agreements with Cornell. A copy of the press release is attached hereto as an exhibit.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

10.1**	Letter Agreement with Source Capital Group, Inc.
10.2*	Consulting Agreement with Mark Broersma
10.3*	Consulting Agreement with Mike Barr
10.4*	Consulting Agreement with VBg Design
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Press Release dated May 10, 2004

* Filed herewith

** Filed in Form 10-KSB on 03/30/04

(b) Form 8-K

        Form 8-K filed 02/12/04, Letter Agreement with Source Capital Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTIS ENTERPRISES

(Registrant)

By: /S/Stephen W. Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: May 14, 2004