Form 10QSB/A
period 2004-03-31
FORTIS ENTERPRISES
filed 2004-05-20
CIK 1143451

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

Explanatory Note: ***THIS AMENDMENT IS BEING FILED TO AMEND ITEM 2. CHANGES IN SECURITIES OF THE FORM 10-QSB ORIGINALLY FILED ON MAY 17, 2004, TO STATE THAT THE SHARES ISSUED TO FLORIDA CATASTROPHE CORP. ON MARCH 30, 2004 WERE RESTRICTED UNDER RULE 144.

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

        On March 30, 2004, we issued 80,000 shares of our $0.001 par value common stock to Florida Catastrophe Corp. pursuant to a Consulting Agreement we entered into on September 17, 2003. The shares issued are restricted under Rule 144 and deemed to have been issued pursuant to an exemption provided by section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

10.1**	Letter Agreement with Source Capital Group, Inc.
10.2*	Consulting Agreement with Mark Broersma
10.3*	Consulting Agreement with Mike Barr
10.4*	Consulting Agreement with VBg Design
31.1***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Press Release dated May 10, 2004

* Filed herewith

** Filed in Form 10-KSB on 03/30/04

*** Filed in Form 10-QSB on 05/17/04 (New Certifications are not being filed as the financials were not amended)

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

Date: May 20, 2004