Form 10QSB
period 2004-06-30
RENOVO HOLDINGS
filed 2004-08-24
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

Commission file number 000-49634

RENOVO HOLDINGS

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1111 N. Orlando Ave.
Winter Park, Florida	32789
(Address of Principal Executive Offices)	(Zip Code)

(407) 435-3959

(Issuer's telephone number, including area code)

FORTIS ENTERPRISES

(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2004, was 72,710,000 shares.

Transitional Small Business Disclosure Format (check one): Yes          No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

RENOVO HOLDINGS

(Formerly Fortis Enterprises)

(A Development Stage Company)

BALANCE SHEET

ASSETS
	June 30, 2004 (unaudited)	December 31, 2003 (audited)
CURRENT ASSETS
Cash	$ 31,712	$ 6,285
TOTAL CURRENT ASSETS	31,712	6,285

Fixed assets, net	39,239	0
TOTAL FIXED ASSETS	39,239	0

TOTAL ASSETS	$ 70,951	$ 6,285

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Other Current liabilities
Accounts payable	$ 2,142	$ 0
Accrued auto allowance	7,700	3,500
Accrued reimbursement to officer	640	540
Accrued salary - officer	229,167	104,167
Secured convertible debenture	150,000	0
TOTAL CURRENT LIABILITIES	389,648	108,207

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at June 30, 2004 and December 31, 2003	-	-

Common stock, $.001 par value, authorized 100,000,000 shares; 72,710,000 and 65,957,062 issued and outstanding at June 30, 2004 and December 31, 2003	72,710	65,957

Additional paid-in capital	413,321	176,574
(Deficit) accumulated during development stage	(804,728)	(344,452)

TOTAL STOCKHOLDER'S (DEFICIT)	(318,697)	(101,921)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 70,951	$ 6,285

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(Formerly Fortis Enterprises)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period October 18, (inception) to June 30,
	2004	2003	2004	2003	2004

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Stock issued for services-related party	-	-	-	-	72,500
Stock issued for consulting service	183,200	-	243,500	-	320,300
Stock issued for legal services	-	-	-	-	40,000
Officer donated services	-	1,500	-	2,500	40,000
Accrued auto allowance	2,100	-	4,200	-	7,700
Accrued reimbursement to officer	-	-	-	-	540
Accrued salary - officer	62,500	-	125,000	-	299,167
Depreciation	1,309	-	1,309	-	1,309
Professional fees	22,722	-	22,722	-	22,722
General and administrative expenses	27,645	500	63,545	3,000	97,259

TOTAL EXPENSES	299,476	2,000	460,276	5,500	804,728

NET (LOSS)	$ (299,476)	$ (2,000)	$ (460,276)	$ (5,500)	$ (804,728)

Weighted average
number of common
shares outstanding
basic and fully diluted	70,115,243	20,000,000	68,281,738	20,000,000

Net (loss)
per weighted shares-basic
and fully diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(Formerly Fortis Enterprises)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	For the Period October 18, 2000, (Inception) to June 30, 2004

Cash Flows from
Operating Activities
Net (loss)	$ (460,276)	$ (5,500)	$ (804,728)
Adjustment to reconcile net (loss) to net cash (used) by operations
Shares issued for services-related party	-	-	72,500
Shares issued for consulting services	243,500	-	320,300
Donated services	-	3,000	13,230
Depreciation	1,309	-	1,309
Changes in operating assets and liabilities
Increase in accounts payable	2,142	-	2,142
Increase in accrued auto allowance	4,200	-	7,700
Increase in accrued reimbursements to officer	100	-	640
Increase in accrued salary - officer	125,000	0	299,167
Net cash (used) by operating activities	(84,026)	(2,500)	(157,740)

Cash Flows from Investing Activities
Purchase of fixed assets	(40,548)	-	(40,548)
Net cash (used) by investing activities	(40,548)	-	(40,548)

Cash Flows from Financing Activities
Proceeds from secured convertible debenture	150,000	-	150,000
Issuance of common stock	-	-	80,000
Net cash provided by financing activities	150,000	-	230,000

Net increase (decrease) in cash	25,426	(2,500)	31,712

Cash, beginning of period	6,286	24,305	-
Cash, end of period	$ 31,712	$ 21,805	$ 31,712

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(Formerly First Impressions)

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of presentation

The accompanying unaudited condensed financial statements at June 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2004 and results of operations and cash flows for the six months ended June 30, 2004. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

On July 14, 2003, the Company amended their Articles of Incorporation to change their name from First Impressions to Fortis Enterprises and have subsequently changed their name to Renovo Holdings effective June 14, 2004.

Note 2 - Going concern

The accompanying financial statements at June 30, 2004 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of implementing its business plan which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Secured convertible debenture

On April 14, 2004, the Company entered into a "Standby Equity Distribution Agreement" with Cornell Capital Partners, LP (the "Investor"), wherein the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company $5,000,000 of $0.001 par value common stock. Additionally, we entered into a secured convertible debenture agreement with the Investor in order to provide the Company with expedited access to $300,000 of the total funding amount. The Company received $150,000 during the six-month period ending June 30, 2004, and the balance of $150,000 was received on July 9, 2004.

Note 4 - Commitments and contingencies

On April 14, 2004, the Company executed a Securities Purchase Agreement with Cornell, wherein it agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which will be convertible into shares of our common stock. Of the $300,000, $150,000 has been received during the six-months ended June 30, 2004 and the remaining $150,000 will be funded on the fifth (5th) business day following the date our authorized shares of common stock are validly increased to 500,000,000 shares.

On April 27, 2004, the Company entered into a Consulting Agreement on a month-to-month basis with Digital Niche Marketing, LLC, wherein the Consultant agrees so assist us with general advertising and marketing services for a fee of $4,300 per month.

On June 4, 2004, the Company executed a Commercial Lease with Jack Seay ("Lessor"), wherein the Lessor agreed to lease to us the premises situated in 2237 W. 24th Street, Panama City, Florida (approximately 1,450 square feet) for $1,000 per month. The term of the lease is for one year beginning on July 1, 2004 and terminating on June 30, 2005. The total future minimum lease payments are as follows:

2004             $6,000

2005             $6,000

Note 5 - Stockholders' equity

On May 3, 2004, the Company issued 1,490,000 shares of its common stock to Cornell Capital Partners, LP as a commitment fee towards a "Standby Equity Distribution Agreement" which is valued at $29,800.

On May 14, 2004, the Company issued 10,000 shares of its common stock to Newbridge Securities Corporation for placement agent fees in the amount of $200.

On May 11, 2004, the Company filed a Form S-8 registering 15,625,000 shares of our common stock. The shares consist of shares to be issued under the 2004 Consultant and Employee Stock Compensation Plan.

On May 14, 2004, the Company issued 1,475,000 shares of its $0.001 par value common stock for consulting agreements valued at $71,000.

On June 14, 2004, the Company amended its Articles of Incorporation to increase our authorized capital to 500,000,000 shares of common stock, $0.001 par value per share.

On June 17, 2004, the Company issued 1,575,000 shares of its $0.001 par value common stock pursuant to a Consulting Agreement valued at $31,000.

On June 30, 2004, the Company filed a registration statement, registering 368,687,500 shares of our common stock for the resale by all investors who purchase convertible debentures and to cover the $5,000,000 equity line under the Equity Distribution Agreement. The selling stockholders consist of Cornell Capital Partners, who intends to sell up to 368,677,500 shares of common stock, 250,000,000 of which are under the Equity Distribution Agreement, 117,187,500 are under secured convertible debentures.

There were no other issuances of stock for the six-month period ending June 30, 2004.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Registration Statement on Form SB-2 filed on June 30, 2004.

Item 2. Plan of Operation

Overview

        Renovo Holdings is a Development Stage Company that intends to capitalize upon the niche market opportunities within the commercial and residential restoration service markets. We were incorporated in the State of Nevada on October 18, 2000 under the name First Impressions.

        On July 14, 2003, we amended our Articles of Incorporation to change our name from First Impressions to Fortis Enterprises. We subsequently changed our name to Renovo Holdings on June 14, 2004.

Plan of Operation

        Since our incorporation in October 2000, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. We intend to achieve growth through mergers and acquisitions of small to mid-sized cleaning and restoration services companies throughout the United States.

        We intend to focus on growth through acquisition. We believe that there can be "Economies of Scale" achieved by consolidating the "single owner" restoration companies into Renovo Holdings. We believe that it can reduce combined overall overhead among the companies acquired by eliminating many duplicated everyday business nuisances for the small business owners such as accounting services, marketing and advertising costs, office staff and equipment, etc. We also believe that consolidating and focusing efforts on a combined marketing campaign will assist the various companies merged into Renovo Holdings to achieve overall revenue growth.

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

        On April 14, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"), wherein we agreed to issue and sell to Cornell and Cornell agreed to purchase from us $5,000,000 of our common stock, par value $0.001 per share. Additionally, we entered into a secured convertible debenture agreement with Cornell in order to provide us with expedited access to $300,000 of the funding, $150,000 of which we immediately received and on July 9, 2004 we received the remaining $150,000.

        Our near term cash requirements are anticipated to be offset through the receipt of funds from the Cornell convertible debenture, private placement offerings and loans obtained through private sources. We filed a registration statement (declared effective by the SEC on July 14, 2004) registering 368,687,500 shares of our common stock for the resale by all investors who purchase convertible debentures and to cover the $5,000,000 equity line under the Equity Distribution Agreement. We anticipate being able to use the line of credit to finance our operations. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

        Summary of any product and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development, we anticipate acquiring small renovation businesses.

        Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months; however as the result of our plan for acquisitions of renovation businesses, we may acquire equipment, and in some cases plants, which relate to the renovation businesses.

        Significant changes in the number of employees. As of June 30, 2004, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Renovo has historically lost money and losses may continue in the future, which may cause us to curtail operations.

        Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2003 and December 31, 2002 we incurred net losses of $313,527 and $10,648 respectively. Our accumulated deficit at the end of June 30, 2004 was $805,772. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Renovo may need to raise additional capital or debt funding to sustain operations.

        Unless we can become profitable with the existing sources of funds we have available and our operations, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot be assured that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

We have been the subject of a going concern opinion for the years ended December 31, 2003 and December 31, 2002 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

        Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2003 and December 31, 2002, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, anticipated from our operations and from the Securities Purchase Agreement and the Equity Distribution Agreement entered into by the Company and Cornell Capital Partners, which were signed on April 14, 2004.

We are subject to a working capital deficit, which means that our current assets on December 31, 2003 and for the Quarter ended June 2004, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

        We had a working capital deficit for the year ended December 31, 2003 and for the Quarter ended June 30, 2004, which means that our current liabilities exceeded our current assets on December 31, 2003 by $101,922 and by $358,879 on June 30, 2004. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003, and on June 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our obligations under the secured convertible debentures are secured by all of our assets.

        Our obligations under the secured debentures, issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of the secured debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. This would cease operations.

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders' ability to sell shares of our common stock.

        Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

Our common stock is deemed to be "Penny Stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

        Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a "recognized" national exchange;

  Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

        Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

        Our success largely depends on the efforts and abilities of Stephen W. Carnes, our sole Officer and Director. The loss of the services of Mr. Carnes could materially harm our business because of the cost and time necessary to find a successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Mr. Carnes. We do not have other key employees who manage our operations. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff, when required.

We may not be able to compete effectively in markets where our competitors have more resources.

        Most of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Renovo. Based on total assets and annual revenues, we are significantly smaller many of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. If we compete with our primary competitors for the same geographical markets and customer base, their financial strength could prevent us from capturing those markets. We may not successfully compete in any market in which we intend to conduct operations in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

Our limited operating history makes it difficult to forecast our future results.

        As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cease our business operations.

Item 3. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        On May 3, 2004, we issued 1,490,000 shares of our common stock valued at $29,800 to Cornell Capital Partners, LP as part of a commitment fee pursuant to a Standby Equity Distribution Agreement. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On May 11, 2004, we filed a Form S-8 registering 15,625,000 shares of our common stock. The shares consist of shares to be issued under the 2004 Consultant and Employee Stock Compensation Plan.

        On May 14, 2004, we issued 10,000 shares of our common stock to Newbridge Securities Corporation as compensation for Placement Agent fees. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        As of June 17, 2004, we have issued 100,000 shares of our $0.001 par value common stock to Cynthia Wainwright pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

        As of June 17, 2004, we have issued 800,000 shares of our common stock to Loren Brown pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

As of June 17, 2004, we have issued 750,000 shares of our common stock to Matt Lettau pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

        As of May 14, 2004, we issued 758,207 shares of our common stock to Mark Broersma for consulting services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

        On May 14, 2004, we issued 300,000 shares of our common stock valued at $15,000 to Mike Barr for consulting services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

        As of June 17, 2004, we have issued 800,000 shares of our common stock valued to Carla Rissel for consulting services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

        On June 30, 2004, we filed a registration statement (declared effective by the SEC in July 14, 2004) registering 368,687,500 shares of our common stock for the resale by all investors who purchase convertible debentures and to cover the $5,000,000 equity line under the Equity Distribution Agreement. The selling stockholders consist of Cornell Capital Partners, who intends to sell up to 368,677,500 shares of common stock, 250,000,000 of which are under the Equity Distribution Agreement, 117,187,500 are under secured convertible debentures and 1,490,000 shares of common stock were issued by us as a one-time commitment fee under the Equity Distribution Agreement. In addition to Cornell Capital Partners, Newbridge Securities Corporation intends to sell up to 10,000 shares of common stock.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        We held our annual meeting of stockholders on June 11, 2004. Business conducted at the meeting included the following proposals:

  To elect a new director to serve until the next annual meeting or until his successors are elected and qualified;

  To amend our Articles of Incorporation to change our name to Renovo Holdings;

  To amend our Articles of Incorporation to increase our capitalization to 500,000,000 shares of common stock;

  To schedule the next annual meeting of stockholders.

        Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on May 28, 2004, were entitled to vote. The number of outstanding shares at the time was 67,701,793 held by approximately 45 stockholders. The required quorum of stockholders was present at this meeting.

        Votes on the election of a new director were as follows:

Director	For	Against	Abstentions and Broker Non-Votes
Stephen W. Carnes	45,550,800	0	27,584,200

        Votes on amending our Articles of Incorporation to change our name to Renovo Holdings:

For	Against	Abstentions and Broker Non-Votes
45,550,800	0	27,584,200

        Votes on amending our Articles of Incorporation to increase our capitalization to 500,000,000:

For	Against	Abstentions and Broker Non-Votes
45,550,800	0	27,584,200

Item 5. Other Information.

Consulting Agreements

        Mark Broersma: On April 29, 2004, we entered into a Consulting Agreement with Mark Broersma, wherein Mr. Broersma agreed to serve as an independent contractor for the Company. Mr. Broersma has various skills and abilities and an extensive background and knowledge in the Insurance Restoration industry. The term of the Agreement was for one month from the date of the Agreement and is renewed on a month-to-month basis at our discretion. We agreed to compensate Mr. Broersma a total of $15,000 worth of free trading shares of common stock for the term of one month. Further, Mr. Broersma is a principal in a company we are seeking to acquire. Our management acknowledges and condones this potential conflict of interest.

        Mike Barr: On April 29, 2004, we entered into a Consulting Agreement with Mike Barr, wherein Mr. Barr agreed to serve as an independent contractor for the Company. Mr. Barr has various skills and abilities and an extensive background and knowledge in the Insurance Restoration industry. The term of the Agreement was for one month from the date of the Agreement and is renewed on a month-to-month basis at our discretion. We agreed to compensate Mr. Barr a total of $15,000 worth of free trading shares of common stock for the term of one month. Further, Mr. Barr is a principal in a company we are seeking to acquire. Our management acknowledges and condones this potential conflict of interest.

        VBg Design: On April 29, 2004, we entered into a Consulting Agreement with VBg Design, wherein VBg agreed to serve as an independent contractor for the Company. VBg has various skills and abilities and an extensive background in and knowledge in Advertising & Marketing. The term of the Agreement is for one year. We agreed to compensate VBg $2,400 per month for their services.

        Carla Rissell: On May 1, 2004, we entered into a Consulting Agreement with Carla Rissell, wherein Ms. Rissell agreed to serve as an independent contractor for the Company. Ms. Rissell has various skills and, abilities and an extensive background in and knowledge in Advertising & Marketing. We agreed to compensate Ms. Rissell $7,500 per month. As of June 17, 2004, we have issued to Ms. Rissell 800,000 shares of our common stock valued at $25,000.

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

Securities Purchase Agreement

        We executed a Securities Purchase Agreement with Cornell, wherein we agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which will be convertible into shares of our common stock. Of the $300,000, $150,000 has been received and the remaining $150,000 will be funded on the fifth (5th) business day following the date our authorized shares of common stock are validly increased to 500,000,000 shares and we file a registration statement, pursuant to the Registration Rights Agreement discussed below.

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

Digital Niche Marketing, LLC

        On April 27, 2004, we entered into a Consulting Agreement with Digital Niche Marketing, LLC, wherein the Digital Niche agrees so assist us with general advertising and marketing services. We agreed to compensate the consultant $4,300 per month. A copy of the agreement is attached hereto as an exhibit.

Name Change and Increase in Capital

        On June 14, 2004, we amended our Articles of Incorporation to change our name from Fortis Enterprises to Renovo Holdings and to increase our authorized capital to 500,000,000 shares of common stock, $0.001 par value per share.

Commercial Lease

        On June 4, 2004, we executed a Commercial Lease with Jack Seay ("Lessor"), wherein the Lessor agreed to lease to us the premises situated in 2237 W. 24th Street, Panama City, Florida (approximately 1,450 square feet). The term of the lease is for one year beginning on July 1, 2004 and terminating on June 30, 2005. We paid a security deposit of $1,565 to the Lessor, which is first month's rent. A copy of the lease is attached hereto as an exhibit.

OTC:BB Symbol Change

        On June 21, 2004, in conjunction with the name change referenced above, our OTC:BB symbol changed to "RNVO".

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

3	Amendment to Articles of Incorporation - Dated June 14, 2004 (incorporated by reference to Exhibit 3 to Form 8-K filed on June 30, 2004)
10.2	Consulting Agreement with Mark Broersma (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed on May 17, 2004)
10.3	Consulting Agreement with Mike Barr (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed on May 17, 2004)
10.4	Consulting Agreement with VBg Design (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed on May 17, 2004)
10.5*	Consulting Agreement with Digital Niche Marketing, LLC, dated April 27, 2004.
10.6*	Consulting Agreement of Carla Rissell, dated May 1, 2004.
10.7*	Commercial Lease dated June 4, 2004.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

(b) Form 8-K

        Form 8-K filed 6/02/04; Press Release dated 5/19/04 - Digital Niche Marketing, LLC.

        Form 8-K filed 6/30/04; Annual Shareholders Meeting, Name Change, Increase in Capitalization and OTC:BB Symbol

        Change.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVO HOLDINGS

(Registrant)

By: /S/Stephen W. Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: August 24, 2004