Form 10QSB
period 2004-09-30
RENOVO HOLDINGS
filed 2004-11-22
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49634

RENOVO HOLDINGS

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Candace Drive, Suite 100
Maitland, Florida	32751
(Address of Principal Executive Offices)	(Zip Code)

(407) 435-3959

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2004, was 104,373,094 shares.

Transitional Small Business Disclosure Format (check one): Yes ___  No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEET

ASSETS
September 30, 2004 (unaudited)
CURRENT ASSETS
Cash	$ 18,794
TOTAL CURRENT ASSETS	18,794

Fixed assets, net	41,023

TOTAL ASSETS	$ 59,816

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Other Current liabilities
Accounts payable	$ 2,142
Accrued auto allowance	8,400
Accrued reimbursement to officer	640
Accrued salary - officer	240,000
Secured convertible debenture	260,000
TOTAL CURRENT LIABILITIES	511,182

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at September 30, 2004	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 104,373,094 shares issued and outstanding at September 30, 2004	104,373

Additional paid-in capital	642,658
Subscriptions receivable	(200,000)
(Deficit) accumulated during development stage	(998,396)

TOTAL STOCKHOLDERS' (DEFICIT)	(451,365)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 59,816

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period October 18, 2000, (Inception) to September 30, 2004
	2004	2003	2004	2004
REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Stock issued for services-related party	-	1,125,000	-	1,125,000	72,500
Stock issued for consulting service	21,000	-	264,500	-	341,300
Stock issued for legal services	-	-	-	-	40,000
Officer donated services	-	-	-	3,000	13,231
Accrued auto allowance	700	-	4,900	-	8,400
Accrued reimbursement to officer	-	-	-	-	540
Accrued salary - officer	20,833	-	145,833	-	250,000
Depreciation	2,333	-	3,642	-	3,642
Professional fees	16,750	-	39,472	-	39,472
General and administrative expenses	132,052	46,127	195,597	48,627	229,311

TOTAL EXPENSES	193,668	1,171,127	653,944	1,176,627	998,396

NET (LOSS)	$ (193,668)	$ (1,171,127)	$ (653,944)	$ (1,176,627)	$ (998,396)

Weighted average number of common shares outstanding basic and fully diluted	104,373,094	65,000,000	104,373,094	65,000,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	For the Period October 18, 2000, (Inception) to September 30, 2004

Cash Flows from Operating Activities
Net (loss)	$ (653,944)	$ (1,176,627)	$ (998,396)
Shares issued for services-related party	-	1,125,000	72,500
Shares issued for consulting services	264,500	-	341,300
Donated services	-	3,000	13,230
Depreciation	3,642	-	3,642
Adjustment to reconcile net (loss) to net cash (used) by operations
Increase in accounts payable	2,142	-	2,142
Increase in accrued auto allowance	4,900	1,400	8,400
Increase in accrued reimbursements to officer	100	540	641
Increase in accrued salary - officer	135,833	41,667	240,000
Net cash (used) by operating activities	(242,827)	(5,020)	(316,541)

Cash Flows from Investing Activities
Purchase of fixed assets	(44,665)	-	(44,665)
Net cash (used) by investing activities	(44,665)	-	(44,665)

Cash Flows from Financing Activities
Proceeds from secured convertible debenture	260,000		260,000
Issuance of common stock	40,000	-	120,000
Net cash provided by financing activities	300,000	-	380,000

Net increase (decrease) in cash	12,508	(5,020)	18,794
Cash, beginning of period	6,286	24,305	-
Cash, end of period	$ 18,794	$ 19,285	$ 18,794

Supplemental Disclosure
Interest Paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued pursuant to Equity Distribution Agreement	21,300,000	-	21,300,000

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of presentation

The accompanying unaudited condensed financial statements at September 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2004 and results of operations and cash flows for the nine months ended September 30, 2004. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

On July 14, 2003, the Company amended their Articles of Incorporation to change their name from First Impressions to Fortis Enterprises and have subsequently changed their name to Renovo Holdings effective June 14, 2004.

Note 2 - Going concern

The accompanying financial statements at September 30, 2004 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of implementing its business plan, which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Notes payable

On April 14, 2004, the Company entered into a "Standby Equity Distribution Agreement" with Cornell Capital Partners, LP (the "Investor"), wherein the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company $5,000,000 of $0.001 par value common stock. Additionally, the Company entered into a secured convertible debenture agreement with the Investor in order to provide the Company with expedited access to $300,000 of the total funding amount. The Company received $300,000 during the nine-month period ended September 30, 2004.

Note 4 - Commitments and contingencies

On April 14, 2004, the Company executed a Securities Purchase Agreement with Cornell, wherein it agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which will be convertible into shares of the Company's $0.001 par value common stock. $300,000 has been received during the nine-months ended September 30, 2004.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

Note 4 - Commitments and contingencies (continued)

On April 27, 2004, the Company entered into a Consulting Agreement with Digital Niche Marketing, LLC, wherein the Consultant agrees to assist us with general advertising and marketing services for a fee of $4,300 per month.

On June 4, 2004, the Company executed a Commercial Lease with Jack Seay ("Lessor"), wherein the Lessor agreed to lease to the Company the premises situated in 2237 W. 24th Street, Panama City, Florida (approximately 1,450 square feet). The term of the lease is for one year beginning on July 1, 2004 and terminating on September 30, 2005.

Note 5 - Stockholders' equity

On April 30, 2004, the Company issued 10,000 shares of its $0.001 par value common stock to Newbridge Securities Corporation for placement agent fees in the amount of $200.

On April 30, 2004, the Company issued 1,490,000 shares of its $0.001 par value common stock to Cornell Capital Partners, LP as a commitment fee towards a "Standby Equity Distribution Agreement" which is valued at $29,800.

On May 11, 2004, the Company filed a Form S-8 registering 15,625,000 shares of its common stock under the 2004 Consultant and Employee Stock Compensation Plan.

On May 14, 2004, the Company issued 1,475,000 shares of its $0.001 par value common stock for consulting agreements valued at $71,000.

On June 14, 2004, the Company amended its Articles of Incorporation to increase its authorized capital to 500,000,000 shares of common stock, $0.001 par value per share.

On June 17, 2004, the Company issued 1,575,000 shares of its $0.001 par value common stock pursuant to a Consulting Agreement valued at $31,000.

On June 30, 2004, the Company filed a registration statement, registering 368,687,500 shares of its common stock for the resale by all investors who purchase convertible debentures and to cover the $5,000,000 equity line under the Equity Distribution Agreement. The selling stockholders consist of Cornell Capital Partners, who intends to sell up to 368,687,500 shares of common stock, 250,000,000 of which are under the Equity Distribution Agreement, 117,187,500 are under secured convertible debentures.

On September 8, 2004, the Company converted $20,000 of the secured convertible debenture in exchange for 3,571,428 shares of its $0.001 par value common stock.

On September 14, 2004, the Company converted $20,000 of the secured convertible debenture in exchange for 4,166,666 shares of its $0.001 par value common stock.

On September 23, 2004, the Company issued 125,000 shares of its $0.001 par value common stock to a related party in exchange for services valued at $1,000.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

Note 5 - Stockholders' equity (continued)

On September 23, 2004, the Company issued 2,500,000 shares of its par value common stock to a related party in exchange for services valued at $20,000.

During the three-month period ended September 30, 2004, the Company issued 21,300,000 shares of its par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Equity Distribution Agreement entered into on June 30, 2004. The Company recorded a subscription receivable as of September 30, 2004 in the amount of $200,000.

There were no other issuances of stock for the nine-month period ended September 30, 2004.

Note 6 - Subsequent Event

On October 26, 2004, the Company executed a lease agreement with The John Price Trust, c/o Carter & Associates LLC, ("Lessor"), wherein the Company agreed to lease the property located at 100 Candace Drive, Suite 100, Maitland, Florida 32751.  The property is approximately 3,600 square feet.  The term of the lease is for 24 months beginning November 1, 2004 with lease payments of $2,850.00 per month together with applicable Florida State Sales Tax.  Upon execution of the Lease Agreement the Company paid the Lessor $5,889.50 which represents the first month's rent, applicable sales tax and a security deposit of $2,850.00.

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

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

On November 11, 2003, we executed a Letter of Intent with a privately held company based in Northern Florida that specializes in insurance restoration services. The Letter of Intent outlines the basic parameters under which the privately held company would agree to be acquired by us. We are working together with the acquisition candidate to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which will provide the specific details regarding the terms and conditions of the acquisition. As of the date of this filing we have not formalized any final agreements. Upon completion of a definitive agreement we will file a Form 8-K. Two of the principals associated with the privately held company are currently consultants for us. In the event we are unable to formalize an agreement then in that event the Letter of Intent would be terminated and we will seek other acquisition opportunities.

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

In September 2004, we sold $40,000 of secured convertible debentures, which were converted into 7,738,094 shares of our common stock and issued to Cornell Capital Partners. Additionally, we sold a total of 20,202,020 shares under the Equity Distribution Agreement valued at $200,000.

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

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months; however, as the result of our plan for acquisitions of renovation businesses, we may acquire equipment, and in some cases plants, which relate to the renovation businesses.

Significant changes in the number of employees. As of September 30, 2004, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2003 and December 31, 2002 we incurred net losses of $313,527 and $10,648 respectively. Our accumulated deficit at the end of September 30, 2004 was $998,396. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2003 and December 31, 2002, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, and from the Securities Purchase Agreement and the Equity Distribution Agreement entered into by the Company and Cornell Capital Partners, which were signed on April 14, 2004.

We are subject to a working capital deficit, which means that our current assets on December 31, 2003 and for the Quarter ended September 2004, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2003 and for the Quarter ended September 30, 2004, which means that our current liabilities exceeded our current assets on December 31, 2003 by $101,922 and by $492,388 on September 30, 2004. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003, and on September 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cause us to terminate our business operations.

Risks Associated with the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.

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

Existing Stockholders will experience significant dilution from our sale of shares under the Equity Distribution Agreement.

The sale of shares pursuant to the Equity Distribution Agreement will have a dilutive impact on our stockholders. As a result our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue in order to receive the maximum cash advance allowed under the Equity Distribution Agreement. If our stock price is lower, then our existing stockholders would experience greater dilution.

The sale of our stock under our equity distribution agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances the provision of financing based on the distribution of equity for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if Renovo has not performed in such a manner to show that the equity funds raised will be used to grow Renovo. Such an event could place further downward pressure on the price of common stock. Under the terms of our Equity Distribution Agreement, we may request numerous cash advances. Even if we use the cash advances to grow our revenues and profits or invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock the price will decline. It is not possible to predict if the circumstances whereby short sales could materialize or to what the share price could drop. In some companies that have been subjected to short sales the stock price has dropped to near zero. This could happen to our stock.

We may not be able to access sufficient funds under the Equity Line of Credit when needed.

We are dependent on external financing to fund our operations. Our financing needs are expected to be partially provided from the Equity Distribution Agreement and the additional secured convertible debentures to be purchased by Cornell Capital Partners. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum cash advance of $200,000 during any seven trading day period. In addition, based on an assumed offering price of $0.016 per share, we will only be able to draw a total net amount of $3,667,500 under the Equity Distribution Agreement. This net amount will utilize all of the 250,000,000 shares of our common stock registered for the Equity Distribution Agreement under our registration statement filed on June 30, 2004. If the actual average price at which we sell shares of common stock under the Equity Distribution Agreement is less than $0.016 per share, we would need to register additional shares to fully utilize the funds available under the Equity Distribution Agreement. Based on the assumed offering price of $0.016 per share, we would have to issue to Cornell Capital Partners 315,565,566 shares in order to receive the entire $5,000,000 available to us under the Equity Distribution Agreement.

We may not be able to obtain a cash advance under the equity distribution agreement if Cornell Capital Partners holds more than 9.9% of our common stock.

In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the Equity Distribution Agreement. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to make an advance under the Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding or generate revenue from the sale of our products, we could be forced to curtail or cease our operations.

Item 3. Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's sole officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Other Events

Press Release

On October 12, 2004, we issued a press release to announce we recently received the first cash distribution under terms of the $5 million Standby Equity Distribution Agreement with Cornell Capital Partners. A copy of the release is attached hereto as exhibit 99.

Lease Agreement

On October 26, 2004, we executed a lease agreement with The John Price Trust, c/o Carter & Associates LLC, ("Lessor"), wherein we agreed to lease the property located at 100 Candace Drive, Suite 100, Maitland, Florida 32751.  The property is approximately 3,600 square feet.  The term of the lease is for 24 months beginning November 1, 2004 with lease payments of $2,850.00 per month together with applicable Florida State Sales Tax.  Upon execution of the Lease Agreement we paid the Lessor $5,889.50 which represents the first month's rent, applicable sales tax and a security deposit of $2,850.00.  A copy of the lease agreement is attached hereto as exhibit 10.

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2004, we sold $40,000 of secured convertible debentures, which were converted into 7,738,094 shares of our common stock and issued to Cornell Capital Partners. The 7,738,094 shares were registered in our SB-2 registration statement filed on June 30, 2004.

Additionally, in September 2004, we issued 21,300,000 shares of our common stock to an Escrow Agent, pursuant to the Equity Distribution Agreement, to hold on behalf of Cornell Capital Partners pending receipt of funds, at which time the shares will be delivered to Cornell Capital Partners. In October 2004, we received $200,000 from Cornell Capital Partners and the Escrow Agent delivered 20,202,020 shares of our common stock valued at $0.0099 per share to Cornell Capital Partners. The balance of the shares is being held by the Escrow Agent. The 21,300,000 shares were registered in our SB-2 registration statement filed on June 30, 2004.

On September 23, 2004, we issued 125,000 shares of our common stock valued at $1,000 to Cynthia Wainwright for consulting services. The shares were issued unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

On September 23, 2004, we issued 2,500,000 shares of our common stock valued at $20,000 to Carla Rissel for consulting services. The shares were issued unrestricted pursuant to an S-8 Registration filed with the SEC on May 11, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10*	Lease Agreement dated October 26, 2004
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Press Release dated October 12, 2004

* Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVO HOLDINGS

(Registrant)

By: /S/Stephen W. Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: November 22, 2004