Form 10KSB
period 2004-12-31
RENOVO HOLDINGS
filed 2005-05-20
CIK 1143451

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Name of small business issuer in its charter)

Nevada	88-0475756
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

100 Candace Drive, Suite 100
Maitland, Florida	32751
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (407) 435-3959

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

Check whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes     X         No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 1, 2005 was $194,521.82 based on a share value of $.00115.

The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2005, was 214,149,409 shares.

Transitional Small Business Disclosure Format (check one): Yes              No     X

RENOVO HOLDINGS

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004

Index to Report

on Form 10-KSB

PART I	Page

Item 1.	Description of Business	2
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	17
Item 10.	Executive Compensation	19
Item 11.	Security Ownership of Certain Beneficial Owners and Management	20
Item 12.	Certain Relationships and Related Transactions	2
Item 13.	Exhibits	22
Item 14.	Principal Accountant Fees and Services	22

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document.

In this filing references to "Company," "we," "our," and/or "us," refers to Renovo Holdings.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General Business Development

Renovo Holdings is a development stage company, originally incorporated in the State of Nevada on October 18, 2000 under the name First Impressions. On July 14, 2003, we amended our Articles of Incorporation changing our name from First Impressions to Fortis Enterprises. The Board of Directors determined that the name, "First Impressions" was limiting the Company's ability to pursue the expansion of our business into other marketing arenas and felt that the name Fortis Enterprises was more generic and allowed for more flexibility in the future expansion of business opportunities. We also increased the total amount of authorized common stock from 50,000,000 shares to 100,000,000 shares.

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

On June 14, 2004, we changed our name from Fortis Enterprises to Renovo Holdings, at the behest of a letter from counsel for Fortis (NL) N.V. Corporation received on November 25, 2003, wherein he requested we change our corporate name in order to avoid infringement on Fortis' trade name. We also increased the total of authorized common stock from 100,000,000 shares to 500,000,000 shares.

(b) Our Business

Our Principal Services and their Markets

After completing an analysis of the loss and restoration markets, we believe we can capitalize upon the niche market opportunities within the residential and commercial restoration services markets. We believe that we can achieve revenue growth, by "rolling up" smaller, individually owned restoration companies under our "umbrella" as the parent company.

As we locate potential restoration companies for acquisition, we intend to formulate a business plan that is based upon a loss/recovery/restoration team (LRR-Team) coordinating complex efficient mobilization, which possesses logistic expertise both locally and nationally. The LRR-Team is being designed by us to follow a specific proven process when responding to, assessing, and restoring a damaged property. In our acquisition mode, we are seeking to acquire top industry talent for this team, including individuals with expertise in insurance, claims negotiation, construction, mitigation, and project management.

With the mobilization LRR-Team which we are attempting to establish, whether the property is a residential, office building, industrial building, or institutional building, we intend to be set up to efficiently mobilize our team to handle a loss, anywhere in the country, at any time. Once we acquire the planned expertise, our scope of services and in-depth knowledge is intended to enable us to restore any type of property, regardless if damaged by fire, water, mold, or any type of natural disaster. We plan to utilize information technology to assist in the evaluation of the loss and determination of the magnitude of the restoration or recovery and create verifiable status reports.

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

Our services will initially focus on the following restoration markets:

  Water - Water can have devastating consequences if not treated quickly and properly. Typical causes of water damage include fire, weather, burst pipes, and sewage overflow. Damage will occur if the water is not quickly and properly extracted, and the salvageable property thoroughly dried and disinfected. Our LRR-Team will take an organized, phased approach to mitigate water damage, beginning with a thorough assessment, mitigation plan, removal of contents, extraction of standing water, dehumidification, mold inhibitor infusion, and in many cases, reconstruction.

  Fire - Residual effects of fire, other than the loss of the burned or smoke damaged area include water damage, and soot. Acidic soot residues stain plastic surfaces, grout, and porous stones. Documents and books that survive a fire, receive additional damage due to discoloration from soot, smoke and water.

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

Distribution Methods of the Services.

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

  Costs and Effects of Compliance with Environmental Law.

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

  Employees

  As of December 31, 2004, we had one employee, Stephen W. Carnes. We anticipate the assumption of an employment base from the companies, which we intend to acquire in the future. In addition to that employment base, we anticipate hiring an executive secretary and chief financial officer. None of such personnel are anticipated to be covered by a collective bargaining agreement.

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

  We intend to furnish annual reports to stockholders, which will include audited financial statements reported on by our Certified Public Accountants. In addition, we will issue un-audited quarterly or other interim reports to stockholders.

  CORNELL CAPITAL FINANCING

  On April 14, 2004, we entered into the following agreements with Cornell Capital Partners, LP ("Cornell").

  Standby Equity Distribution Agreement and Placement Agent Agreement

  On April 14, 2004, we entered into a Standby Equity Distribution Agreement with Cornell, wherein we agreed to issue and sell to Cornell $5,000,000 of our common stock. We have engaged Newbridge Securities Inc., to act as our exclusive placement agent in connection with the sale of our common stock to Cornell. We agreed to issue 1,490,000 shares of our common stock to Cornell upon execution of the agreement (issued on May 3, 2004).

  Pursuant to the Standby Equity Distribution Agreement, Cornell and the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, wherein Newbridge will act as our exclusive placement agent in connection with the Standby Equity Distribution Agreement. Newbridge's services will consist of reviewing the terms of the Standby Equity Distribution Agreement and advising us with respect to those terms. We agreed to issue 10,000 shares of our common stock to Newbridge upon execution of the agreement (issued May 14, 2004).

  Securities Purchase Agreement

  We executed a Securities Purchase Agreement with Cornell, wherein we agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which will be convertible into shares of our common stock. Of the $300,000, $150,000 was immediately received and on July 9, 2004 we received the remaining $150,000 following the date we amended our Articles of Incorporation increasing our authorized shares of common stock to 500,000,000 shares and after we filed the registration statement as agreed in the Registration Rights Agreement discussed below.

  Registration Rights Agreements

  In connection with the Securities Purchase Agreement and Standby Equity Distribution Agreement, we entered into two Registration Rights Agreements with Cornell, wherein we agreed to prepare and file with the SEC a registration statement on Form SB-2 under the 1933 Act for the registration for the resale by all Investors who purchased convertible debentures pursuant to the Securities Purchase Agreement 9,868,421 shares of our common stock issued upon conversion of the Convertible Debentures and the 1,490,000 shares of common stock issued to Cornell plus enough shares to cover the $5,000,000 equity line. We agreed to cause the registration statement to remain effective until all of the registrable securities have been sold.

  Security Agreement

  We executed a Security Agreement with Cornell wherein, in connection with the above financing documents, we agreed to grant to Cornell a security interest in and to the pledged property until the satisfaction of all obligations described in the agreement are performed. The pledged property includes all goods, inventory, contract rights and general intangibles, all documents, warehouse receipts, instruments and chattel paper, all accounts and receivables, instruments or other forms of obligations and rights to payment, to the extent assignable, all of the our rights under all present and future authorizations, permits, licenses and franchises, and all products and proceeds from the above described pledged property.

  ITEM 2. DESCRIPTION OF PROPERTY.

  Our executive office is located at 100 Candance Drive, Suite 100, Maitland, Florida 32751. The property is approximately 3,600 square feet. The term of our lease is for 24 months and began on November 1, 2004 with lease payments of $2,850.00 per month together with applicable Florida State Sales Tax.

  ITEM 3. LEGAL PROCEEDINGS.

  On November 4, 2003, Suburban Capital Corporation ("SCC"), a Delaware corporation, filed a complaint against us with the United States District Court for the Northern District of Illinois, Eastern Division, alleging that on or about September of 2003, we approached SCC and allegedly entered into an oral agreement for the purpose of hiring them to provide introductions to potential partners, along with other business consulting services. SCC was seeking $350,000 in damages. Our management denied the existence of any agreement with SCC and aggressively defended the Company against the frivolous action. On November 23, 2004, the case was dismissed due to the plaintiff's (SCC) failure to appear before the judge.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Market Information

  Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "RNVO". We have been eligible to participate in the OTC Bulletin Board since April 23, 2003. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	0.115	0.017	Not Trading	Not Trading
2nd Quarter	0.062	0.01	0.02	0.015
3rd Quarter	0.0171	0.004	0.54	0.19
4th Quarter	0.041	0.0017	0.23	0.08

  Note: We traded on the OTC:BB from April 23, 2003 through June 21, 2004 under the symbol "FRTE".

  (b) Holders of Common Stock

  As of March 1, 2005, we had approximately 42 stockholders of record of the 214,149,409 shares outstanding.

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

  (d) Securities Authorized for Issuance under Equity Compensation Plans

  Employee and Consultant Stock Compensation Plans

  Effective August 26, 2003, we adopted an Employee and Consultant Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 3,000,000 shares. As of December 31, 2004, 2,564,493 shares have been granted under this plan.

  Effective May 11, 2004, we adopted another Employee and Consultant Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 15,000,000 shares. As of December 31, 2004, 3,508,207 shares have been issued under this plan.

  Equity Compensation Plans Information

  We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2004 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	0	$ 0	11,927,300 (1)

Total	0	$ 0	11,927,300

  (1) Includes: 435,507 shares available for issuance under the 2003 plan and 11,491,793 shares available under the 2004 plan.

  These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

  Recent Sales of Unregistered Securities

  Issuances pursuant to the Equity Distribution Agreement and the Securities Purchase Agreement with Cornell Capital Partners LP.

  On October 18, 2004, we sold $20,000 of secured convertible debentures to Cornell, which converted into 6,250,000 shares of our common stock. The shares were registered in our SB-2 Registration Statement declared effective by the SEC on July 13, 2004.

  From October 26, 2004 through December 27, 2004, we issued 61,000,000 shares of our common stock to the Escrow Agent pursuant to the Equity Distribution Agreement, to hold on behalf of Cornell pending receipt of funds, at which time the shares will be delivered to Cornell. The 61,000,000 shares were registered in our SB-2 Registration Statement declared effective by the SEC on July 13, 2004.

  Subsequent Issuances

  From February 1, 2005 through February 25, 2005, we issued 42,526,315 shares of our common stock the Escrow Agent pursuant to the Equity Distribution Agreement, to hold on behalf of Cornell pending receipt of funds, at which time the shares will be delivered to Cornell. The 42,526,315 were registered in our SB-2 Registration Statement declared effective by the SEC on July 14, 2004.

  ITEM 6. PLAN OF OPERATION.

  This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

  With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue acquisitions and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

  Overview

  Renovo Holdings is a Development Stage Company that intends to capitalize upon the niche market opportunities within the commercial and residential restoration service markets.

  As a company in an early development stage, our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the fiscal year 2004 we had cash available of $16,075. Our cash requirements on a monthly basis are approximately $4,500, excluding exceptional expenses that are related to capital raising and securities registration expenses.

  We have continuously incurred losses since inception. For the year ended December 31, 2003 we had a net loss of $313,527 as compared to a net loss of $1,099,313 for the year ended December 31, 2004.

  Plan of Operation

  During the next 12 months we plan to focus our efforts on positioning Renovo to provide complete loss management and restoration services to residential, commercial, industrial, and institutional properties. Initially, we are seeking to establish Renovo in the Florida market, with the ability to expedite the recovery process, with the eventual capability of responding to loss and restoration across the United States.

  Satisfaction of our cash obligations for the next 12 months.

  We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

  A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we complete an acquisition and can generate substantial revenues, which may take the next few years to fully realize, if ever. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

  On April 14, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"), wherein we agreed to issue and sell to Cornell and Cornell agreed to purchase from us $5,000,000 of our common stock, par value $0.001 per share. Additionally, we entered into a secured convertible debenture agreement with Cornell in order to provide us with expedited access to $300,000 of the funding.

  In September 2004, we sold $40,000 of secured convertible debentures, which were converted into 7,738,094 shares of our common stock and issued to Cornell Capital Partners. Additionally in October of 2004, we sold a total of 20,202,020 shares under the Equity Distribution Agreement valued at $200,000.

  Liquidity and Capital Resources

  Our near term cash requirements are anticipated to be offset through the receipt of funds from the Cornell convertible debenture, private placement offerings and loans obtained through private sources. We filed a registration statement (declared effective by the SEC on July 14, 2004) registering 368,687,500 shares of our common stock for the resale by all investors who purchase convertible debentures and to cover the $5,000,000 equity line under the Equity Distribution Agreement. We anticipate being able to use the line of credit to finance our operations. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. When, and if, we commence operational activities, we may continue to experience net negative cash flows from operations, and may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

  Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. However, the line of credit is anticipated to satisfy our working capital needs, but if it is not available, we will be required to seek additional capital in the future to fund our operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

  We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, locate suitable acquisition targets, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

  Significant changes in the number of employees. As of December 31, 2004, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

  Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and December 31, 2003 we incurred net losses of $1,099,313 and $313,527 respectively. Our accumulated deficit at the end of December 30, 2004 was $1,443,765. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

  Renovo may need to raise additional capital or debt funding to sustain operations.

  Unless we can become profitable with the existing sources of funds we have available and our operations, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales or the Cornell line of credit we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot be assured that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations and the search for acquisition candidates. Any of these events could be materially harmful to our business and may result in a lower stock price.

  We have been the subject of a going concern opinion for the years ended December 31, 2004 and December 31, 2003 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

  Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and December 31, 2003, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, and from the Securities Purchase Agreement and the Equity Distribution Agreement entered into by the Company and Cornell Capital Partners, executed on April 14, 2004.

  We are subject to a working capital deficit, which means that our current assets on December 31, 2004, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

  We had a working capital deficit for the year ended December 31, 2004, which means that our current liabilities exceeded our current assets on December 31, 2004 by $608,161. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004, were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

  Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders' ability to sell shares of our common stock.

  Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact our stockholders' ability to sell shares of our common stock.

  Our common stock is deemed to be a low priced "Penny Stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

  Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

  We may acquire assets or other businesses in the future.

  We may consider acquisitions of other assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

    The acquired assets or business may not achieve expected results;

    We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

    We may not be able to retain key personnel of an acquired business;

    Our management's attention may be diverted; or

    Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

  If these problems arise we may not realize the expected benefits of an acquisition.

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

  In many circumstances the provision of financing based on the distribution of equity for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if the Company has not performed in such a manner to show that the equity funds raised will be used to grow the Company. Such an event could place further downward pressure on the price of common stock. Under the terms of our Equity Distribution Agreement, we may request numerous cash advances. Even if we use the cash advances to grow our revenues and profits or invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock the price will decline. It is not possible to predict if the circumstances whereby short sales could materialize or to what the share price could drop. In some companies that have been subjected to short sales the stock price has dropped to near zero. This could happen to our stock.

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

  In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the Equity Distribution Agreement. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to make an advance under the Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding or generate revenues from operations, we could be forced to curtail or cease our operations.

  ITEM 7. FINANCIAL STATEMENTS.

  See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  We have had no disagreements with our independent auditors on accounting or financial disclosures.

  ITEM 8.A. CONTROLS AND PROCEDURES.

  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Steven W. Carnes, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Carnes, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 8.B. OTHER INFORMATION.

  None.

  PART III

  ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The following table sets forth the name and positions of the executive officer and director of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Stephen W. Carnes	41	CEO, President, Secretary/Treasurer and Director

  Duties, Responsibilities and Experience

  Stephen W. Carnes, age 41, is Chief Executive Officer, President, Secretary/Treasurer and Director of the Company. Mr. Carnes is also the President, CEO and a director of Signature Leisure, Inc., a publicly traded company trading on the OTC Bulletin Board. From 2000 to 2003, Mr. Carnes was founder and co-owner of a private public relations firm that assisted companies with marketing and public relations. From 1998 to 2003, Mr. Carnes has been self-employed as an independent manufacturers representative acting as an outside sales representative for various companies. From 1982 thru 1986, Mr. Carnes attended Indiana University at Fort Wayne, Indiana and received a B.S. degree in Business Administration.

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

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2004, Stephen W. Carnes filed all forms 3, forms 4 and forms 5 on a timely basis.

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

    Compliance with applicable governmental laws, rules and regulations;

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

  ITEM 10. EXECUTIVE COMPENSATION.

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

  Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary Paid	Accumulative Accrual (2)	Other Annual Compensation	Restricted Stock (3)	Options	Other
Stephen W. Carnes, President (1)	2004	$-0-	$356,706.65	-0-	-0-	-0-	-0-
	2003	$-0-	$107,667	-0-	$67,500	-0-	-0-

    Mr. Carnes was appointed officer and director of the Company on July 15, 2003.

    Mr. Carnes agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. Total accruals include $11,900 in accrued automobile allowance, and accrued salary of $344,166.65. Additionally, Mr. Carnes has advanced $640.01 to the Company which is not indicated in the above Table, however is an accrued reimbursement.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 1, 2005 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our director and executive officer. The percentage of beneficial ownership for the following table is based on 214,149,409 shares of common stock outstanding.

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

  Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Stephen W. Carnes 4185 West Lake Mary Blvd., Ste. 137 Lake Mary, Florida 32746	45,000,000	21%
Director & Officer	45,000,000	21%

    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

    Rounded to the nearest whole percentage.

  Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Cornell Capital Partners LP 101 Hudson St., Ste. 3700 Jersey City, NJ 07302	10,526,315	5%
Beneficial Owner	10,526,315	5%

    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

    Rounded to the nearest whole percentage.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

  Reimbursements/ Salary Accrued

  As of December 31, 2004, Mr. Carnes had accrued reimbursements of $640.01, accrued salary of $344,166.65 and accrued auto allowance of $11,900.

  ITEM 13. EXHIBITS.

  (a) Exhibits

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

  _____

  * Filed herewith

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  (1) AUDIT FEES

  The aggregate fees billed for professional services rendered by Beckstead & Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $9,500 and $3,500, respectively.

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

  RENOVO HOLDINGS

  By: /s/ Stephen Carnes

  Stephen W. Carnes, President

  Dated: May 18, 2005

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE
/s/ Stephen Carnes	CEO/President	May 18, 2005
Stephen W. Carnes	Secretary/Treasurer
Chief Accounting Officer
Director

  TABLE OF CONTENTS

  PAGE

Independent Auditors' Report	F-1
Balance Sheets	F-2
Statement of Operations	F-3
Statement of Stockholders' Equity	F-4
Statement of Cash Flows	F-5
Footnotes	F-6 - F-10

  Beckstead and Watts, LLP
  Certified Public Accountants

  2426 W. Horizon Ridge Parkway
  Henderson, NV 89052
  702.257.1984
  702.362.0540 fax

  INDEPENDENT AUDITORS' REPORT

  May 20, 2005
  Board of Directors
  Renovo Holdings
  Las Vegas, NV

  We have audited the Balance Sheets of Renovo Holdings (the "Company") (A Development Stage Company), for the years ended December 31, 2004 and 2003 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2004 and 2003 and for the period October 18, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovo Holdings (A Development Stage Company), for the years ended December 31, 2004 and 2003 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2004 and 2003 and for the period October 18, 2000 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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

  Beckstead & Watts, LLP

  RENOVO HOLDINGS
  (A Development Stage Company)
  BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$ 16,075	$ 6,285
Total current assets	16,075	6,285

Equipment, net of accumulated depreciation	55,806	-

Total Assets	$ 71,881	$ 6,285
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	2,516	-
Payroll taxes payable	17,874	-
Accrued interest payable	6,752	-
Accrued auto allowance	11,900	3,500
Accrued reimbursement to officer	1027	540
Accrued salary - officer	344,167	104,166
Secured convertible debenture	240,000	-
Total current liabilities	$ 624,236	$ 108,206

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 12/31/04 and 12/31/03	$ -	$ -

Common stock, $.001 par value, authorized 500,000,000 shares; 170,133,094 and 65,957,062 issued and outstanding as of 12/31/04 and 12/31/03 retroactively restated	170,133	65,957

Stock subscriptions receivable	(47,000)	-

Additional paid-in capital	768,277	176,574

Deficit accumulated during development stage	(1,443,765)	(344,452)
Total stockholders' deficit	(552,355)	(101,921)
Total liabilities and stockholders' deficit	$ 71,881	$ 6,285

  The accompanying notes are an integral part of these financial statements

  RENOVO HOLDINGS
  (A Development Stage Company)
  STATEMENT OF OPERATIONS

	December 31,		For the Period October 18, 2000 (Inception) to December 31,
	2004	2003	2004
Revenue	$ -	$ -	$ -

Expenses:
General and Administrative	236,025	18,020	269,739
Advertising	247,150	-	247,150
Consulting	312,200	76,800	389,000
Officer salary	250,000	104,167	354,167
Legal	31,710	40,000	71,710
Auto Allowance	8,400	3,500	11,900
Interest expense	7,958	-	7,958
Depreciation	5,870	-	5,870
Other services - related party	-	67,500	72,500
Other expense	-	3,540	13,771
Total expenses	1,099,313	313,527	1,443,765
Net loss	$ (1,099,313)	$ (313,527)	$ (1,443,765)

Weighted average number of common shares outstanding, basic and fully diluted	86,914,394	65,957,062

Net loss per weighted share basic and fully diluted	$(0.01)	$(0.00)

  The accompanying notes are an integral part of these financial statements

  RENOVO HOLDINGS
  (A Development Stage Company)
  October 18, 2000, (Inception) to December 31, 2004
  STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Stock subscriptions receivable	Additional Paid-in Capital	Accumulated During Developmental Stage (Deficit)	Total Stockholders' Equity
	Shares	Amount
October 18, 2000

Shares issued for services	20,000,000	$ 200	$ -	$ 4,800	$ -	$ 5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss December 31, 2001	-	-	-	-	(7,429)	(7,429)
Balance December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization
adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss December 31, 2002	-	-	-	-	(10,647)	(10,647)
Balance December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306

Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss December 31, 2003	-	-	-	-	(313,527)	(313,527)
Balance December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss December 31, 2004	-	-	-	-	(1,099,313)	(1,099,313)
Balance December 31, 2004	170,133,094	$170,133	$ (47,000)	$ 768,277	$ (1,443,765)	$ (552,355)

  The accompanying notes are an integral part of these financial statements

  RENOVO HOLDINGS
  (A Development Stage Company)
  STATEMENT OF CASH FLOWS

December 31,		For the Period October 18, 2000 (Inception) to December 31,
2004	2003	2004

CASH FLOWS FROM OPERATIONS

Net loss	$ (1,099,313)	$ (313,527)	$ (1,443,765)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	234,700	67,500	307,200
Donated services	-	3,000	13,230
Depreciation	5,870	-	5,870
Increase in accounts payable	1,456	-	1,995
Increase in accrued auto allowance	8,400	3,500	11,900
Increase in accrued expenses	25,266	540	25,266
Increase in accrued salary -officer	240,000	104,167	344,167
Net cash used for operating activities	(583,621)	(134,820)	(734,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(61,676)	-	(61,676)
Net cash used in investing activities	(61,676)	-	(61,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	354,179	116,800	510,980
Issuance of secured debenture	300,000	-	300,000
Net cash used in financing activities	654,179	116,800	810,980

Net increase (decrease) in cash	8,882	(18,020)	15,167
Cash, beginning of period	6,285	24,305	-
Cash, end of period	$ 15,167	$ 6,285	$ 15,167

Supplemental disclosure
Interest paid	$ 1,359	$ -	$ 1,359
Taxes paid	$ -	$ -	$ -

  The accompanying notes are an integral part of these financial statements

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Note 1 - Organization and summary of significant accounting principles

  Organization

  The Company was organized October 18, 2000 (Date of Inception) under the laws of the State of Nevada, as First Impressions. The Company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises ("SFAS No. 7"), the Company is considered a development stage company.

  On July 14, 2003, the Company amended its Articles of Incorporation changing its name from First Impressions to Fortis Enterprises. The Company also increased the total amount of authorized common stock from 50,000,000 shares to 100,000,000 shares.

  On June 11, 2004, the Company amended its Articles of Incorporation changing its name from Fortis Enterprises to Renovo Holdings. The Company also increased the total mount of authorized common stock from 100,000,000 to 500,000,000 shares.

  Accounting period

  The Company has adopted an annual accounting period of January through December.

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

  Cash and cash equivalents

  For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

  Revenue recognition

  Sales and related cost of sales are generally recognized upon shipment of products. Cost of goods sold generally represents the cost of items sold and the related shipping and selling expenses.

  Furniture and equipment - Furniture and equipment are stated at cost less accumulated depreciation. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Estimated useful lives range as follows:

Years
Furniture and equipment	3 - 5
Computer hardware	3
Vehicles	5

  Advertising Costs

  The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2004 or December 31, 2003.

  Fair value of financial instruments

  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

  Impairment of long lived assets

  Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004 or December 31, 2003.

  Stock-Based Compensation

  During 2004, the Company adopted the fair value based method of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Stock-based compensation to vendors is recorded based upon the fair value of the services provided when it constitutes a more reliable measure of fair value than the stock price.

  Adoption of the fair value provisions of SFAS 123 did not result in a significant change in the financial statements of the Company.

  Earnings per share

  The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Segment reporting

  The Company has adopted Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

  Income taxes

  The Company has adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes because of differences in amounts deductible for tax purposes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

  Recent pronouncements

  During 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 became fully effective for periods beginning after December 15, 2003. SFAS No. 150 requires financial instruments with the certain characteristics or redemption options to be classified as liabilities in the financial statements. The Company adopted SFAS No. 150 as of January 1, 2004. This adoption did not result in a significant change to the financial statements.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

  In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

  In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

  Note 2 - Furniture and Equipment

  Furniture and equipment consists of the following categories at December 31, 2004:

Computers	19,153
Office equipment	15,162
Vehicles	27,361
61,676
Less accumulated depreciation	(5,870)
Total	55,806

  Depreciation expense for the year ended December 31, 2004 totaled $5,870.

  Note 3 - Secured convertible debentures

  During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

  The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. During 2004, $60,000 of these debentures were converted to 13,988,094 shares of common stock.

  The Company may redeem a portion or all of these debentures with 15 days notice for 120% of the amount redeemed, plus accrued interest.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Note 4 - Income taxes

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

  The Company currently has net operating loss carryforwards aggregating approximately $1,029,000, which expire through 2024. The deferred tax asset of approximately $350,000 related to this carryforward has been fully reserved.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

  Net deferred tax assets consist of the following:

	For the years ended December 31,
	2004	2003
Gross deferred tax asset	$ 350,000	$ 107,000
Gross deferred tax liability	-	-
Valuation allowance	(350,000)	(107,000)
Net deferred tax asset	$ -	$ -

  The Company did not pay any income taxes during the year ended December 31, 2004 or 2003.

  Note 5 - Stockholders' equity

  The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. Rights, preferences and other terms of the preferred stock will be determined by the board of directors at the time of issuance.

  On October 18, 2000, the Company issued 20,000,000 shares of its $0.001 par value common stock for services valued at $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  On October 19, 2000, the Company issued 40,000,000 shares of its $0.001 par value common stock for $10,000.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

  On January 4, 2002, the Company completed a public offerings that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and regulation D promulgated thereunder. The Company sold 20,000,000 shares of its $0.001 par value common stock for a total amount of $30,000. Of these shares, 6,200,000 shares were issued during 2001 and 13,800,000 were issued in January 2002.

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

  From November 11, 2003 to December 22, 2003 the Company issued 24,881 shares of its $0.001 par value common stock valued at $3,000 to Cynthia Wainwright pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  From November 11, 2003 to December 22, 2003 the Company issued 236,363 shares of its $0.001 par value common stock valued at $30,000 to Loren Brown pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

  From November 11, 2003 to December 22, 2003 the Company issued 118,181 shares of its $0.001 par value common stock valued at $15,000 to Matt Lettau pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

  On December 16, 2003, the Company issued 80,000 shares of its $0.001 par value common stock valued at $8,800 to Florida Catastrophe Corp for consulting services provided to the Company. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

  On December 22, 2003, the Company issued 363,637 shares of its $0.001 par value common stock valued at $40,000 to Donald J. Stoecklein for legal services provided to the Company. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

  On January 19, 2004, the Company issued 328,481 shares of its common stock to various individuals for consulting services valued at $29,500.

  On February 10, 2004 the Company issued 140,000 shares of its common stock to Michael Manion for consulting services valued at $10,000.

  On February 23, 2004 the Company issued 306,250 shares of its common stock to various individuals for consulting services valued at $24,500.

  On March 30, 2004, the Company issued 970,000 shares of its common stock to various individuals for consulting services valued at $29,200.

  On May 11, 2004, the Company filed a Form S-8 registering 15,625,000 shares of its common stock under the 2004 Consultant and Employee Stock Compensation Plan.

  On May 13, 2004, the Company issued 10,000 shares of its $0.001 par value common stock to Newbridge Securities Corporation for placement agent fees in the amount of $200.

  On May 14, 2004, the Company issued 1,933,207 shares of its $0.001 par value common stock to various individuals for consulting agreements valued at $89,300.

  On June 14, 2004, the Company amended its Articles of Incorporation to increase its authorized capital to 500,000,000 shares of common stock, $0.001 par value per share.

  On June 17, 2004, the Company issued 1,575,000 shares of its $0.001 par value common stock to various individuals for consulting agreements valued at $31,000.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

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

  On August 11, 2004, the Company converted $20,000 of the secured convertible debenture in exchange for 3,571,428 shares of its $0.001 par value common stock.

  On September 13, 2004, the Company issued 125,000 shares of its $0.001 par value common stock to Cynthia Wainwright in exchange for services valued at $1,000.

  On September 13, 2004, the Company issued 2,500,000 shares of its par value common stock to a related party in exchange for services valued at $20,000.

  On September 14, 2004, the Company converted $20,000 of the secured convertible debenture in exchange for 4,166,666 shares of its $0.001 par value common stock.

  On October 13, 2004, the Company converted $20,000 of the secured convertible debenture in exchange for 6,250,000 shares of its $0.001 par value common stock.

  During the six-month period ended December 31, 2004, the Company issued 82,300,000 shares of its $0.01 par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Standby Equity Distribution Agreement entered into on June 30, 2004. The Company recorded a subscription receivable as of December 31, 2004 in the amount of $47,000.

  There have been no other issuances of common stock.

  During 2004, management entered into a Standby Equity Distribution Agreement with Cornell Capital Partners ("Cornell") in order to fund development efforts. This agreement calls for Cornell to purchase up to $5,000,000 of the Company's common stock at a price based upon recent market activity. Purchases of stock are initiated by the Company as funds are needed in accordance with the agreement.

  Note 6 - Going concern

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2004 in excess of $1,000,000. In addition, the Company's development activities since inception have been financially sustained through equity financing.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

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

  In order to fund development, management has entered into a Standby Equity Distribution Agreement with Cornell Capital as described in Note 5.

  Note 7 - Warrants and options

  There are no warrants or options outstanding to acquire any additional shares of common stock.

  Note 8 - Related party transactions

  Amounts due to the Company's chief executive officer totaled approximately $357,000 and $108,000 at December 31, 2004 and 2003, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

  Note 9 - Commitments and contingent liabilities

  Lease commitments - The Company leases certain office premises under a non-cancelable operating leases. The leases expire in June 2005 and October 2006 and requires the Company to pay real estate taxes, insurance and other costs.

  Aggregate minimum rental commitments at December 31, 2004 under non-cancelable operating leases are summarized as follows:

Year ending	Gross
December 31,	Rentals
2005	$ 40,026
2006	31,400
$ 71,426

  Rental expense included in operations totaled approximately $15,000 for the year ended December 31, 2004.

  Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company's financial position or results of operations.

  Employment agreement - The Company has entered into an employment agreement with its chief executive officer. This agreement establishes bonuses based upon new mergers, acquisitions or business unit start-ups the executive brings to the Company.

  RENOVO HOLDINGS
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Note 10 - Stock-based compensation

  During 2004, the Company adopted a consultant and employee stock compensation plan whereby they may issue up to 15,625,000 shares of common stock at the discretion of the board of directors. The purpose of the plan is to further the growth of the Company by awarding common stock for services provided.

  During the years ended December 31, 2004, the Company granted shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders' equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $234,700 during the year ended December 31, 2004.