Form 10QSB
period 2005-03-31
RENOVO HOLDINGS
filed 2005-06-23
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X    No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005, was 265,260,520 shares.

Transitional Small Business Disclosure Format (check one):    Yes ____  No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEET

ASSETS
March 31, 2005 (unaudited)
CURRENT ASSETS
Cash	$ 40,032
TOTAL CURRENT ASSETS	40,032

Fixed assets, net	53,210

TOTAL ASSETS	$ 93,242

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Other Current liabilities
Payroll taxes payable	$ 23,102
Accrued interest payable	8,800
Accrued auto allowance	14,000
Accrued reimbursement to officer	2,157
Accrued salary - officer	381,667
Secured convertible debenture	220,000
TOTAL CURRENT LIABILITIES	649,726

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at March 31, 2005	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 265,260,520 shares issued and outstanding at March 31, 2005	265,261

Additional paid-in capital	796,200
Subscriptions receivable	-
(Deficit) accumulated during development stage	(1,617,945)

TOTAL STOCKHOLDERS' (DEFICIT)	(556,484)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 93,242

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		For the Period October 18, 2000,(Inception) to March 31, 2005
	2005	2004

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative expenses	40,381	3,000	310,120
Advertising	39,750	-	286,900
Depreciation	3,850	-	9,720
Stock issued for services - related party	-	-	72,500
Consulting services	20,500	93,200	409,500
Stock issued for legal services	-	-	71,710
Officer donated services	-	-	13,231
Auto allowance	2,100	-	14,000
Other expenses	-	-	540
Accrued salary	62,500	62,500	416,667

TOTAL EXPENSES	169,081	160,800	1,604,888

Other income (expense)
Interest expense	(5,098)	-	(13,056)

NET (LOSS)	$ (174,180)	$ (160,800)	$ (1,617,945)

Weighted average number of common shares outstanding basic and fully diluted	178,158,333	67,701,793

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	For the Period October 18, 2000, (Inception) to March 31, 2005

Cash Flows from Operating Activities
Net (loss)	$ (174,180)	$ (160,800)	$ (1,617,945)
Shares issued for services-related party	4,306	93,200	311,506
Donated services	-	-	13,230
Depreciation	3,850	-	9,720
Adjustment to reconcile net (loss) to net cash (used) by operations
(Decrease) in accounts payable	(2,516)	-	-
Increase in accrued auto allowance	2,100	2,100	14,000
Increase in accrued expenses	5,104	-	24,005
Increase in accrued interest	2,048	-	8,800
Increase in accrued salary -officer	37,500	62,500	381,667
Net cash (used) by operating activities	(121,788)	(3,000)	(855,017)

Cash Flows from Investing Activities
Purchase of fixed assets	(1,254)	-	(62,930)
Net cash (used) by investing activities	(1,254)	-	(62,930)

Cash Flows from Financing Activities
Opening balance equity	-	100	-
Proceeds from secured convertible debenture	100,000	-	400,000
Issuance of common stock	47,000	-	557,980
Net cash provided by financing activities	147,000	-	957,980

Net increase (decrease) in cash	12,508	(5,020)	40,032
Cash, beginning of period	16,075	6,286	-
Cash, end of period	$ 40,032	$ 3,386	$ 40,032
Supplemental Disclosure
Interest Paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of presentation

The accompanying unaudited condensed financial statements at March 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2005 and results of operations and cash flows for the three months ended March 31, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

On July 14, 2003, the Company amended their Articles of Incorporation to change their name from First Impressions to Fortis Enterprises and have subsequently changed their name to Renovo Holdings effective June 14, 2004.

Note 2 - Going concern

The accompanying financial statements at March 31, 2005 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of implementing its business plan, which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Notes payable

On April 14, 2004, the Company entered into a "Standby Equity Distribution Agreement" with Cornell Capital Partners, LP (the "Investor"), wherein the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company $5,000,000 of $0.001 par value common stock. Additionally, the Company entered into a secured convertible debenture agreement with the Investor in order to provide the Company with expedited access to $300,000 of the total funding amount. The Company received $100,000 during the three-month period ended March 31, 2005.

Note 4 - Commitments and contingencies

On April 14, 2004, the Company executed a Securities Purchase Agreement with Cornell, wherein it agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which will be convertible into shares of the Company's $0.001 par value common stock. $300,000 has been received during the three-months ended March 31, 2005.

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

On October 26, 2004, the Company executed a Lease Agreement with The John Price Trust, c/o Carter & Associates LLC, ("Lessor") wherein the Company agreed to lease the property located at 100 Candace Drive, Suite 100, Maitland, Florida 32751. The property is approximately 3,600 square feet. The term of the lease is for 24 months beginning November 1, 2004 with lease payments of $2,850.00 per month together with applicable Florida State Sales Tax. Upon execution of the Lease Agreement the Company paid the Lessor $5,889.50 which represents the first month's rent, applicable sales tax and a security deposit of $2,850.00.

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

During the nine-month period ended September 30, 2004, the Company issued 21,300,000 shares of its par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Equity Distribution Agreement entered into on June 30, 2004. The Company recorded a subscription receivable as of September 30, 2004 in the amount of $200,000.

During the three-months ended March 31, 2005, the Company issued 72,000,000 shares of its $0.001 par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Equity Distribution Agreement entered into on June 30, 2004 (Note - 3).

During the three-months ended March 31, 2005, the Company issued 21,637,426 shares of its $0.001 par value common stock for debt conversion pursuant to the an equity distribution agreement (Note - 3).

There were no other issuances of stock for the three-month period ended March 31, 2005.

Subsequent events

On April 21, 2005, the Company issued 9,950,000 shares of its common stock to Evan Weybright for consulting services valued at $2,985, the fair value of the underlying shares. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC on August 26, 2003.

On April 29, 2005, the Company issued 10,268,696 shares of its common stock to the Escrow Agent pursuant to the Equity Distribution Agreement, to hold on behalf of Cornell pending receipt of funds, at which time the shares will be delivered to Cornell. The shares were registered in the Company's SB-2 Registration Statement declared effective by the SEC on July 14, 2004.

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

As a company in an early development stage, our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of March 31, 2005 we had cash available of $40,032. Our cash requirements on a monthly basis are approximately $4,500, excluding exceptional expenses that are related to capital raising and securities registration expenses.

We have continuously incurred losses since inception. For the quarter ended March 31, 2004 we had a net loss of $160,800 as compared to a net loss of $174,180 for the quarter ended March 31, 2005.

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

In the first quarter ended March 31, 2005, we sold a total of 72,000,000 shares under the Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"), valued at $80,000.

In the first quarter ended March 31, 2005, we sold $20,000 of secured convertible debentures, which converted into 21,637,426 shares of our common stock and issued to Cornell Capital Partners on March 4, 2005.

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

As of March 31, 2005, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarters ended March 31, 2005 and March 31, 2004 we incurred net losses of $174,180 and $160,800 respectively. Our accumulated deficit at the end of March 31, 2005 was $1,617,945. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 and March 31, 2005, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2004 and quarter ended March 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2004 by $608,161 and $609,694. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 and March 31, 2005, were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2005, we issued 72,000,000 shares of our common stock to the Escrow Agent pursuant to the Equity Distribution Agreement, to hold on behalf of Cornell pending receipt of funds, at which time the shares will be delivered to Cornell. The 72,000,000 shares were registered in our SB-2 Registration Statement declared effective by the SEC on July 14, 2004.

In the three months ended March 31, 2005, we sold $20,000 of secured convertible debentures which converted to 21,637,426 shares of our common stock to Cornell. As of March 31, 2005 the 21,637,426 shares were issued. The shares were registered in our SB-2 Registration Statement declared effective by the SEC on July 14, 2004.

Subsequent Issuances

On April 21, 2005, we issued 9,950,000 shares of our common stock to Evan Weybright for consulting services valued at $2,985. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC on August 26, 2003.

On April 29, 2005, we issued 10,268,696 shares of our common stock to the Escrow Agent pursuant to the Equity Distribution Agreement, to hold on behalf of Cornell pending receipt of funds, at which time the shares will be delivered to Cornell. The shares were registered in our SB-2 Registration Statement declared effective by the SEC on July 14, 2004.

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

By: /s/Steve W. Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: June 21, 2005