Form 10QSB
period 2005-06-30
RENOVO HOLDINGS
filed 2005-08-19
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

(407) 599-2886

(Issuer’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005 was 285,479,216 shares.

Transitional Small Business Disclosure Format (check one): Yes      No X

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

ASSETS

	June 30, 2005	December 31, 2004
Current Assets
Cash	$ 1,927	$ 16,075
Total Current Assets	1,927	16,075

Property and equipment – net of depreciation $13,773	49,157	55,806

TOTAL ASSETS	$ 51,084	$ 71,881

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$ 5,146	$ 2,516
Payroll taxes payable	25,728	17,874
Accrued interest payable	11,672	6,752
Accrued auto allowance	16,100	11,900
Accrued expense to officer	5,921	1,027
Accrued salary – officer	424,167	344,167
Secured convertible debenture – current portion	-	240,000
Total Current Liabilities	488,734	624,236

Long-Term Liabilities:
Secured Convertible Debenture	220,000	-

Total Liabilities	708,734	624,236

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at June 30, 2005	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 285,479,216 and 170,133,094 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	285,479	170,133
Stock Subscription Receivable	-	(47,000)
Additional paid-in capital	777,981	768,277
Accumulated deficit during development stage	(1,721,110)	(1,443,765)
Total Stockholders’ Deficiency	(657,650)	(552,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 51,084	$ 71,881

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		For the Period October 18, 2000 (inception) to June 30, 2005
	2005	2004	2005	2004

REVENUES - net	$ -	$ -	$ -	$ -	$ -

EXPENSES:
General and administrative expenses	29,641	27,645	70,022	63,545	339,761
Advertising	-	183,200	39,750	243,500	286,900
Depreciation	4,053	1,309	7,903	1,309	13,773
Stock issued for services – related party	-	-	-	-	72,500
Consulting services	2,000	22,722	22,500	22,722	411,500
Stock issued for legal services	-	-	-	-	71,710
Officer donated services	-	-	-	-	13,231
Auto expenses	2,100	2,100	4,200	4,200	16,100
Other expenses	-	-	-	-	540
Salaries	62,500	62,500	125,000	125,000	479,167
Total Operating Expenses	100,294	299,476	269,375	460,276	1,705,182

OTHER REVENUES & EXPENSES:
Interest income	-	-	-	-	-
Interest expense	(2,872)	-	(7,970)	-	(15,928)
Total Other Revenues & Expenses	(2,872)	-	(7,970)	-	(15,928)

NET LOSS	$ (103,166)	$ (299,476)	$ (277,345)	$ (460,276)	$ (1,721,110)

Per share information
Weighted average number of common shares outstanding	285,479,216	70,115,243	231,818,675	68,281,738

Basic loss per common share	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.001)

Diluted loss per common share	$ (0.001)	$ (0.001)	$ (0.001)	$(0.001)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,		For the Period October 18, 2000, (Inception) to June 30,
	2005	2004	2005
Cash Flows from Operating Activities
Net (loss)	$ (277,345)	$ (460,276)	$ (1,721,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,903	1,309	13,773
Stock issued for services and debt	125,050	243,500	915,281
Changes in assets and liabilities:
Increase (decrease) in accounts payable	2,630	2,141	5,146
Increase in auto allowance	4,200	4,200	16,100
Increase in accrued expenses to officer	4,894	100	5,921
Increase in accrued salary –officer	80,000	125,000	424,167
Increase in payroll taxes payable	7,854	-	25,728
Increase in accrued interest payable	4,920	-	11,672
Net cash used in operating activities	(39,894)	(84,026)	(303,322)

Cash Flows from Investing Activities
Purchase of fixed assets	(1,254)	(40,548)	(62,930)
Cash Flows Used in Investing Activities	(1,254)	(40,548)	(62,930)

Cash Flows from Financing Activities
Issuance of common stock for cash	47,000	-	148,179
Proceeds (payments) from convertible debenture	(20,000)	150,000	220,000
Cash Flows Provided by Financing Activities	27,000	150,000	368,179

Net increase (decrease) in cash and cash equivalents	(14,148)	25,426	1,927
Cash and cash equivalents – beginning of period	16,075	6,286	-
Cash and cash equivalents – end of period	$ 1,927	$ 31,712	$1,927
Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

1. Presentation of Interim Information

In the opinion of the management of Renovo Holdings, formerly known as Fortis Enterprises, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three-months and six-months ended June 30, 2005 and 2004, and the statements of cash flows for the six-months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2004.

On July 14, 2003, the Company amended their Articles of Incorporation to change their name from First Impressions to Fortis Enterprises and have subsequently changed their name to Renovo Holdings effective June 14, 2004.

2. Secured convertible debenture

On April 14, 2004, the Company entered into a “Standby Equity Distribution Agreement” with Cornell Capital Partners, LP (“the Investor”), wherein the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company $5,000,000 of $.001 par value common stock. In Addition, the Company entered into a secured convertible debenture agreement with the Investor in order to provide the Company with expedited access to $300,000 of the total funding amount. The Company has received $240,000 of the total balance.

3. Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s current liabilities exceed its current assets by $486,807 and the Company has suffered recurring losses during the development stage.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Plan of Operation

Overview

Renovo Holdings is a Development Stage Company that intends to capitalize upon the niche market opportunities within the commercial and residential restoration service markets. We were incorporated in the State of Nevada on October 18, 2000 under the name First Impressions.

We have continuously incurred losses since inception. For the quarter ended June 30, 2004 we had a net loss of $299,476 as compared to a net loss of $103,166 for the quarter ended June 30, 2005.

Plan of Operation

Our original plan of operation has been to focus our efforts on positioning Renovo to provide complete loss management and restoration services to residential, commercial, industrial, and institutional properties. Initially, we were seeking to establish Renovo in the Florida market, with the ability to expedite the recovery process, with the eventual capability of responding to loss and restoration across the United States. However, as a result of our lack of revenue generation, we have not been satisfied with our business plan or original plan of operation. Therefore, during the next 12 months we plan to re-assess our business plan, and aggressively seek out other business opportunities. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities. As of June 30, 2005, we have been in preliminary discussions with a private company interested in a potential merger with us. As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

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

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position may be inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

As of June 30, 2005, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarters ended June 30, 2005 and June 30, 2004 we incurred net losses of $103,166 and $299,476 respectively. Our accumulated deficit at the end of June 30, 2005 was $1,721,110. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 and June 30, 2005, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2004 and quarter ended June 30, 2005, which means that our current liabilities exceeded our current assets on December 31, 2004 by $608,161 and $486,807 on June 30, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 and June 30, 2005, were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders’ ability to sell shares of our common stock.

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

Our common stock is deemed to be a low priced “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a "recognized" national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

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

We may consider acquisitions of other assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;
•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;
•	We may not be able to retain key personnel of an acquired business;
•	Our management’s attention may be diverted; or
•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2005, we issued 9,950,000 shares of our common stock to Evan Weybright for consulting services valued at $2,000. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC on August 26, 2003.

On April 29, 2005, we issued 10,268,696 shares of our common stock to the Escrow Agent pursuant to the Equity Distribution Agreement, to hold on behalf of Cornell pending receipt of funds, at which time the shares will be delivered to Cornell. The shares were registered in our SB-2 Registration Statement declared effective by the SEC on July 14, 2004.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

We failed to file a Form 8-K in April following the issuances of securities described in Item 2 above.

Item 6.	Exhibits and Reports on Form 8-K.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

Reports on Form 8-K

Form 8-K filed on August 16, 2005; Change of independent accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVO HOLDINGS

(Registrant)

By: /s/ Stephen W. Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: August 19, 2005