Form 10KSB/A
period 2003-12-31
RENOVO HOLDINGS
filed 2005-09-02
CIK 1143451

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Formerly Fortis Enterprises)

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

Common Stock, $0.001 par value

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2003 were $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 22, 2004 was $651,953.79 based on a share value of $0.03.

Transitional Small Business Disclosure Format (check one): Yes __ No X

EXPLANATORY NOTE:

This amendment is being filed to revise our Statement of Cash Flows on page F-5.

FORTIS ENTERPRISES

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Pages

Item 1.	Description of Business	1-5
Item 2.	Description of Property	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5-6

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6-9
Item 6.	Plan of Operation	9-12
Item 7.	Financial Statements and Supplementary Data	12
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12
Item 8A.	Controls and Procedures	12-13

PART III

Item 9.	Directors and Executive Officers of the Registrant	13-17
Item 10.	Executive Compensation	17-19
Item 11.	Security Ownership of Certain Beneficial Owners and Management	19
Item 12.	Certain Relationships and Related Transactions	19-20
Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	20-21
Item 14.	Principal Accountant Fees and Services	21-22

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Fortis Enterprises.

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

On July 14, 2003, we amended our Articles of Incorporation changing our name from First Impressions to Fortis Enterprises. The Board of Directors determined that the name, “First Impressions” was limiting the Company’s ability to pursue the expansion of our business into other marketing arenas and felt that the name Fortis Enterprises was more generic and allows for more flexibility in the future expansion of business opportunities. We also increased the total amount of authorized common stock from 50,000,000 shares to 100,000,000 shares.

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

Prior to the cancellations and issuances, we had a total of 80,000,000 (post split) shares of common stock issued and outstanding. The canceling stockholders held approximately 75% of the issued and outstanding common stock. The cancellations and issuance resulted in 65,000,000 (post split) shares of common stock to be issued and outstanding with approximately 69% of those shares being held by Mr. Carnes. Mr. Carnes’ percentage ownership of the Company’s common stock and his position as sole director of the Company allows him to exercise control of the Company.

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

After completing an analysis of the loss and restoration markets, we believe we can capitalize upon the niche market opportunities within the residential and commercial restoration services markets. We believe that we can achieve revenue growth, by “rolling up” smaller, individually owned restoration companies under our “umbrella” as the parent company.

As we acquire restoration companies, we intend to formulate a business plan that is based upon a loss/recovery/restoration team (LRR-Team) coordinating complex efficient mobilization, which possesses logistic expertise both locally and nationally. The LRR-Team is being designed by us to follow a specific proven process when responding to, assessing, and restoring a damaged property. In our acquisition mode, we are seeking to acquire only the industry’s top talent for this team, including individuals with expertise in insurance, claims negotiation, construction, mitigation, and project management.

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

Our services will initially focus on the following restoration markets:

•

Water – Water can have devastating consequences if not treated quickly and properly. Typical causes of water damage include fire, weather, burst pipes, and sewage overflow. Damage will occur if the water is not quickly and properly extracted, and the salvageable property thoroughly dried and disinfected. Our LRR-Team will take an organized, phased approach to mitigate water damage, beginning with a through assessment, mitigation plan, removal of contents, extraction of standing water, dehumidification, mold inhibitor infusion, and in many cases, reconstruction.

•

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

•

Technical Cleaning – Sensitive equipment can be permanently damaged if the right restoration techniques are not utilized. Our team will be highly trained in the remediation and restoration of equipment damaged from fire, chemical spill, water or other types of losses.

•

Mold – Mold is a member of the fungi family and can be found almost anywhere, gradually destroying the very material on which it grows. Molds thrive in damp, dark places, and can be found in, water damaged basements, storage areas, wood, insulation, and carpets. The effects of mold on an individual can range from mild to severe, and may even be toxic. Our Team will utilize the state-of-the-art technology including portable air scrubbers, digital measurement devices, and chemical cleaners in the mold remediation.

Distribution Methods of the Services.

As a result of our recent change in management and direction, until such time as we complete an acquisition, we do not anticipate the establishment of an independent method for the distribution of our services. Our plan is to distribute our services through acquired businesses.

Competitive Business Conditions.

There are many companies that offer loss, restoration, and remediation services. Our competitors include:

•	General Contractors, some of which maintain toll-free numbers;
•	Subcontractors;
•	Insurance sanctioned remediation companies;
•	Specialty Cleaning Services; and
•	Loss, restoration and remediation companies.

Each of these categories encompasses a wide range of services and is highly fragmented.

Competition is intense and we expect it to increase. Increased competition could result in:

•	price reductions, decreased revenue and lower profit margins;
•	inability to gain market share;
•	loss of market share once, and if gained; and
•	increased marketing expenditures.

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

Reports to Stockholders

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Our securities are registered under the Exchange Act, we file supplementary and periodic information, documents and reports that are required under section 13 of the Securities Act of 1933, as amended, with the Securities and Exchange Commission. Such reports, proxy statements and other information will be available through the Commission’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the Commission’s website (http://www.sec.gov).

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

On November 4, 2003, Suburban Capital Corporation (“SCC”), a Delaware corporation, filed a complaint with the United States District Court for the Northern District of Illinois, Eastern Division, against Fortis, alleging that on or about September of 2003, Fortis approached SCC and allegedly entered into an oral agreement for the purpose of hiring them to provide introductions to potential partners, along with other business consulting services. SCC is seeking $350,000 in damages.

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

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

(a) Market Information

Since April 23, 2003, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin under the trading symbol “FRTE”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 29, 2004 the closing bid price was $0.032.

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

* On July 24, 2003, the Company enacted a 4:1 forward split of all of the Company’s issued and outstanding common stock as of July 21, 2003.

(b) Holders of Common Stock

As of March 22, 2004, we had approximately 42 shareholders of record of the 66,731,793 shares outstanding.

(c) Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the Company’s equity compensation plans effective as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	3,000,000	$0.1231	2,122,938
Total	3,000,000	$0.1231	2,122,938

(1)        Shares are issuable under a Consultant and Employee stock Compensation Plan effective August 20, 2003. To date 877,062 shares have been issued under the Plan. All of the shares issuable under the Plan were registered on Form S-8 on August 26, 2003. A copy of the Plan was filed as an exhibit to the S-8.

Other Market Information

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

•	A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•

A description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	A brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	A toll-free telephone number for inquiries on disciplinary actions;
•	Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

•	The bid and offer quotations for the penny stock;
•	The compensation of the broker-dealer and its salesperson in the transaction;
•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

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

On July 17, 2003, we issued 45,000,000 (post split) shares of our $0.001 par value common stock to Stephen W. Carnes for serving on our Board of Directors, assuming the liability of being an officer and director of a publicly trading and reporting Company, and his business expertise and his business concept of establishing a national network of commercial and residential restoration service companies. The shares were deemed to have been issued pursuant to an exemption provided by section 4 (2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

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

On July 14, 2003, we amended our Articles of Incorporation changing our name from First Impressions to Fortis Enterprises. The Board of Directors determined that the name, “First Impressions” was limiting the Company’s ability to pursue the expansion of our business into other marketing arenas and felt that the name Fortis Enterprises was more generic and allows for more flexibility in the future expansion of business opportunities. We also increased the total amount of authorized common stock from 50,000,000 shares to 100,000,000 shares.

Plan of Operation

Since our incorporation in October 2000, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. We intend to achieve growth through mergers and acquisitions of small to mid-sized cleaning and restoration services companies throughout the United States.

We intend to focus on growth through acquisition. We believe that there can be “Economies of Scale” achieved by consolidating the “single owner” restoration companies into Fortis Enterprises. We believe that it can reduce combined overall overhead among the companies acquired by eliminating many duplicated everyday business headaches for the small business owners such as accounting services, marketing and advertising costs, office staff and equipment, etc. We also believe that consolidating and focusing efforts on a combined marketing campaign will assist the various companies merged into Fortis Enterprises to achieve overall revenue growth.

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

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our sole officer and director concluded that, given the Company’s limited operations, our disclosure controls and procedures were effective.

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

Employment Agreement with Steve Carnes

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement is for a period of three years, it commenced on August 1, 2003 and will expire on July 31, 2006. We agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will receive an automobile allowance of $700 per month. Mr. Carnes agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. A copy of Mr. Carnes’ Employment Agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Consultants

On September 17, 2003, we entered into a Consulting Agreement with Florida Catastrophe Corp. (hereinafter referred to as the “Consultant”), wherein the Consultant agreed to assist us with general business consulting services such as assisting us and our Management with evaluating prospective acquisition candidate’s business setup and operations, business management services and other business related services pertaining to insurance restoration services companies. Every quarter (every 3 months), we agreed to compensate and issue the Consultant a total of eighty thousand (80,000) restricted shares of common stock, the shares will be issued and restricted under Rule 144. On December 22, 2003, we issued 80,000 shares of our $0.001 par value common stock valued at $8,800 to the Consultant. A copy of the consulting agreement was attached as an exhibit to Form 8-K filed on September 30, 2003.

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

Subsequent Event

On January 21, 2004, we entered into a letter agreement with Source Capital Group, Inc. (“SCG”) to confirm our understanding and agreement with SCG, regarding retaining SCG as our exclusive (for three weeks) financial advisor. SCG agreed to use its best efforts to provide us with an equity financing. We agreed to compensate SCG for its services in 8% cash and 8% (“warrant”) coverage on any funds raised during this engagement for investors introduced to us by SLG. The exercise price of the warrants shall be equal to the price of the stock at the time of the sale to an equity investor introduced to us by SCG and will be subject to adjustment in accordance with the terms of any adjustment provided for in the formal definitive Financing document. The warrants are exercisable for five (5) years from the date of issuance. We will also reimburse SCG for any pre-approved expenses over $500 incurred in connection with the services provided to us. The term of SCG’s engagement shall extend from the date of the letter agreement through April, 2004. A copy of the letter agreement is attached hereto as an exhibit.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2003, Stephen W. Carnes filed all forms 3, forms 4 and forms 5 on a timely basis.

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

The following table sets forth the cash compensation of the Company’s executive officer and director during the last fiscal year of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary Paid	Accumulative Accrual (2)	Other Annual Compen-sation	Restricted Stock (3)	Options	Other
Stephen W. Carnes, President (1)	2003	$-0-	$107,667	-0-	$67,500	-0-

(1)	Mr. Carnes was appointed officer and director of the Company on July 15, 2003.
(2)

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

(3)

Concurrent with joining the Company Mr. Carnes was issued 45,000,000 (post split) shares of common restricted stock of the Company which were valued, at the time by the Company at $67,500. This issuance is not considered to be a recurring expense.

Employment Agreement

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement is for a period of three years, it commenced on August 1, 2003 and will expire on July 31, 2006. We agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will also receive an automobile allowance of $700 per month. Mr. Carnes has agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. A copy of Mr. Carnes’ Employment Agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Termination of Employment

There are no compensatory plans or arrangements, other than those described above, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

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

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

(2)	4:1 Post Split Shares.
(3)	Figures are rounded to the nearest percentage, based on 65,957,062 (post split) shares of stock issued and outstanding on December 31, 2003.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement with Steve Carnes

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement is for a period of three years, it commenced on August 1, 2003 and will expire on July 31, 2006. We agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will also receive an automobile allowance of $700 per month. Mr. Carnes has agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary. A copy of Mr. Carnes’ Employment Agreement was attached as an exhibit to Form 10-QSB filed on November 14, 2003.

Office Lease

Our executive office space, located at 1111 North Orlando Ave, Winter Park, Florida 32789, is provided by Signature Leisure, Inc., a company wherein our Chief Executive Officer is also the Chief Executive Officer. The space is provided without charge on a temporary, month to month basis.

Reimbursements/ Salary Accrued

As of December 31, 2003, Mr. Carnes had accrued reimbursements of $540, accrued salary of $104,167 and accrued auto allowance of $3,500.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report

1.	Financial Statements:

A.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Independent Auditors’ Report	F-1
2.	Financial Statements:
	Balance Sheets	F-2
	Statement of Operations	F-3
	Statement of Stockholders' Equity	F-4 – F-5
	Statement of Cash Flows	F-6
	Notes to Consolidated Financial Statements	F-7 - F-15

2.	During the fiscal year December 31, 2003 the Company filed the following 8-Ks.

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

By:/s/Stephen W. Carnes
Stephen W. Carnes, President

Dated: September 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/Stephen W. Carnes	CEO/President	September 1, 2005
Stephen W. Carnes	Secretary/Treasurer

Chief Accounting Officer

Director

TABLE OF CONTENTS

PAGE

Independent Auditors’ Report	F-1

Balance Sheets	F-2

Statement of Operations	F-3

Statement of Stockholders’ Equity	F-4

Statement of Cash Flows	F-5

Footnotes	F-6 – F-10

Beckstead & Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT AUDITORS' REPORT

March 28, 2004

Board of Directors

Fortis Enterprises

Las Vegas, NV

We have audited the Balance Sheets of Fortis Enterprises (the “Company”) (A Development Stage Company), for the years ended December 31, 2003 and 2002 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years ended December 31, 2003 and 2002 and for the period October 18, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortis Enterprises (A Development Stage Company), for the years ended December 31, 2003 and 2002 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years ended December 31, 2003 and 2002 and for the period October 18, 2000 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead & Watts, LLP

FORTIS ENTERPRISES

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash	$ 6,285	$ 24,305
TOTAL CURRENT ASSETS	6,285	24,305
	$ 6,285	$ 24,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other Current liabilities
Accrued Auto Allowance	$ 3,500	$ 0
Accrued Reimbursement to Officer	540	0
Accrued Salary – Officer	104,167	0
TOTAL CURRENT LIABILITIES	108,207	0
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 12/31/03 and 12/31/02 respectively	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 65,957,062 and 80,000,000 issued and outstanding as of 12/31/03 and 12/31/02 retroactively restated	65,957	80,000

Additional paid-in capital	176,574	(24,769)

(Deficit) accumulated during development stage	(344,452)	(30,926)
TOTAL STOCKHOLDER'S EQUITY (Deficit)	(101,921)	24,305
	$ 6,285	$ 24,305

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period October 18, 2000 (Inception) to December 31, 2003

Revenue	$ 0	$ 0	$ 0

EXPENSES
Stock Issued for services-related party	67,500	0	72,500
Stock Issued for consulting services	76,800	0	76,800
Shares Issued for legal services	40,000	0	40,000
General and Administrative	18,020	4,648	33,714
Officer donated services	3,000	6,000	13,231
Accrued Auto Allowance	3,500	0	3,500
Accrued Reimbursement to Officer	540	0	540
Accrued Salary – Officer	104,167	0	104,167
TOTAL EXPENSES	313,527	10,648	344,452
NET (LOSS)	$ (313,527)	$ (10,648)	$ (344,452)

Weighted average
number of common
shares outstanding
basic and fully diluted	65,957,062	80,000,000

Net (loss)
per weighted shares-basic
and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(A Development Stage Company)

October 18, 2000, (Inception) to December 31, 2003

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Shares Amount		Additional paid-in Capital	(Deficit) accumulated during development stage	Total Stockholders’ Equity
October 18, 2000
Shares issued for services	20,000,000	$ 200	$ 4,800		$ 5,000

Shares issued for cash	40,000,000	400	9,600		10,000

Net (loss) October 18, 2000 (Inception) to December 31, 2000				(12,849)	(12,849)
Balance December 31, 2000	60,000,000	600	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	9,238		9,300

Donated services			4,231		4,231

Net loss December 31, 2001				(7,429)	(7,429)
Balance December 31, 2001	66,200,000	662	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	20,562		20,700

January 10, 2002 recapitalization adjustment to additional paid-in-capital		79,200	(79,200)		0

Donated services			6,000		6,000

Net loss December 31, 2002				(10,648)	(10,648)
Balance December 31, 2002	80,000,000	80,000	(24,769)	(30,925)	24,305

Donated services			3,000		3,000

Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	60,000		0

Shares issued for services	45,000,000	45,000	22,500		67,500

Shares issued for services	957,062	957	115,843		116,800

Net loss December 31, 2003				(313,527)	(313,527)
Balance December 31, 2003	65,957,062	$ 65,957	$ 176,574	$ (344,452)	$ (101,921)

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period October 18, 2000 (Inception) to December 31, 2003

Cash Flows from
Operating Activities
Net loss	$ (313,527)	$ (10,648)	$ (344,452)
Shares issued for services	184,300	6,000	189,300
Donated services	3,000	0	13,230

Adjustment to reconcile net loss to net cash used by operations
Accrued Auto Allowance	3,500	0	3,500
Accrued Reimbursement	540	0	540
Accrued Salary –officer	104,167	0	104,167
Note Payable	0	(1,500)	0
Payroll Liabilities	0	0	0

Net cash used in operating activities	(18,020)	(6,148)	(33,715)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Issuance of common stock	-	20,700	40,000

Net increase (decrease) in cash	(18,020)	14,552	6,285

Cash, beginning of period	24,305	9,753	0
Cash, end of period	$ 6,285	$ 24,305	$ 6,285

Supplemental Disclouser
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

FORTIS ENTERPRISES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

Organization

The Company was organized October 18, 2000 (Date of Inception) under the laws of the State of Nevada, as First Impressions. The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

On July 14, 2003, we amended our Articles of Incorporation changing our name from First Impressions to Fortis Enterprises. The Board of Directors determined that the name, “First Impressions” was limiting the Company’s ability to pursue the expansion of our business into other marketing arenas and felt that the name Fortis Enterprises was more generic and allows for more flexibility in the future expansion of business opportunities. We also increased the total amount of authorized common stock from 50,000,000 shares to 100,000,000 shares.

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

Earnings per share

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Note 2 – Income taxes

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

Note 3 – Stockholder’s equity

On July 14, 2003, the Company increased its authorized common stock to 100,000,000 shares at $.001 par value.

On July 17, 2003, the Company cancelled 60,000,000 (post split) shares of common stock held by 3 of its majority stockholders. Concurrent with the cancellation, the Company issued 45,000,000 (post split) shares of its $0.001 par value common stock to its new sole officer and director.

On July 21, 2003, the Company effectuated a 4:1 forward stock split. The split was accomplished through the issuance of a 3 for 1 common stock dividend, whereby all of the Company’s stockholders on the Record Date of July 21, 2003, received three additional shares of common stock for every share they currently owned, resulting in 65,000,000 (post split) shares of common stock issued and outstanding.

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

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2003 of $(344,452). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Related party transactions

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