Form 10KSB/A
period 2004-12-31
RENOVO HOLDINGS
filed 2005-09-02
CIK 1143451

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

Issuer's Telephone Number: (407) 599-2886

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2004. $-0-.

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

EXPLANATORY NOTE:

This amendment is being filed to include the revised audit report on page 25 that indicates that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and to revise our Statement of Cash Flows on page F-5.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Renovo Holdings.

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

On June 14, 2004, we changed our name from Fortis Enterprises to Renovo Holdings, at the behest of a letter from counsel for Fortis (NL) N.V. Corporation received on November 25, 2003, wherein he requested we change our corporate name in order to avoid infringement on Fortis’ trade name. We also increased the total of authorized common stock from 100,000,000 shares to 500,000,000 shares.

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

•	Technical Cleaning - Sensitive equipment can be permanently damaged if the right restoration techniques are not utilized.

•

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

CORNELL CAPITAL FINANCING

On April 14, 2004, we entered into the following agreements with Cornell Capital Partners, LP (“Cornell”).

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

Pursuant to the Standby Equity Distribution Agreement, Cornell and the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, wherein Newbridge will act as our exclusive placement agent in connection with the Standby Equity Distribution Agreement. Newbridge’s services will consist of reviewing the terms of the Standby Equity Distribution Agreement and advising us with respect to those terms. We agreed to issue 10,000 shares of our common stock to Newbridge upon execution of the agreement (issued May 14, 2004).

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

On November 4, 2003, Suburban Capital Corporation (“SCC”), a Delaware corporation, filed a complaint against us with the United States District Court for the Northern District of Illinois, Eastern Division, alleging that on or about September of 2003, we approached SCC and allegedly entered into an oral agreement for the purpose of hiring them to provide introductions to potential partners, along with other business consulting services. SCC was seeking $350,000 in damages. Our management denied the existence of any agreement with SCC and aggressively defended the Company against the frivolous action. On November 23, 2004, the case was dismissed due to the plaintiff’s (SCC) failure to appear before the judge.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “RNVO”. We have been eligible to participate in the OTC Bulletin Board since April 23, 2003. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	0.115	0.017	Not Trading	Not Trading
2nd Quarter	0.062	0.01	0.02	0.015
3rd Quarter	0.0171	0.004	0.54	0.19
4th Quarter	0.041	0.0017	0.23	0.08

Note: We traded on the OTC:BB from April 23, 2003 through June 21, 2004 under the symbol “FRTE”.

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

On April 14, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”), wherein we agreed to issue and sell to Cornell and Cornell agreed to purchase from us $5,000,000 of our common stock, par value $0.001 per share. Additionally, we entered into a secured convertible debenture agreement with Cornell in order to provide us with expedited access to $300,000 of the funding.

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

(2)	Rounded to the nearest whole percentage.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Cornell Capital Partners LP 101 Hudson St., Ste. 3700 Jersey City, NJ 07302	10,526,315	5%
Beneficial Owner	10,526,315	5%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Beckstead and Watts, LLP

Certified Public Accountants

2426 W. Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984

702.362.0540 fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Renovo Holdings (the “Company”) (A Development Stage Company), as of December 31, 2004 and 2003, and the related statement of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from October 18, 2000 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovo Holdings (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, and for the period October 18, 2000 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Beckstead and Watts, LLP

May 20, 2005

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

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF OPERATIONS

	December 31,		For the Period October 18, 2000 (Inception) to December 31, 2004
	2004	2003

Revenue	$ -	$ -	$ -

Expenses:
General and Administrative	236,025	18,020	269,739
Advertising	247,150	-	247,150
Consulting	312,200	76,800	389,000
Officer salary	250,000	104,167	354,167
Legal	31,710	40,000	71,710
Auto Allowance	8,400	3,500	11,900
Interest expense	7,958	-	7,958
Depreciation	5,870	-	5,870
Other services - related party	-	67,500	72,500
Other expense	-	3,540	13,771
Total expenses	1,099,313	313,527	1,443,765
Net loss	$ (1,099,313)	$ (313,527)	$ (1,443,765)

Weighted average number of common shares outstanding, basic and fully diluted	86,914,394	65,957,062

Net loss per weighted share basic and fully diluted	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(A Development Stage Company)

October 18, 2000, (Inception) to December 31, 2004

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Stock subscriptions receivable	Additional Paid-in Capital	Accumulated During Developmental Stage (Deficit)	Total Stockholder's Equity
	Shares	Amount
October 18, 2000

Shares issued for services	20,000,000	$ 200	$ -	$ 4,800	$ -	$ 5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss December 31, 2001	-	-	-	-	(7,429)	(7,429)
Balance December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization
adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss December 31, 2002	-	-	-	-	(10,647)	(10,647)
Balance December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306

Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss December 31, 2003	-	-	-	-	(313,527)	(313,527)
Balance December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss December 31, 2004	-	-	-	-	(1,099,313)	(1,099,313)
Balance December 31, 2004	170,133,094	$170,133	$ (47,000)	$ 768,277	$ (1,443,765)	$ (552,355)

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	December 31,		For the Period October 18, 2000 (Inception) to December 31, 2004
	2004	2003

CASH FLOWS FROM OPERATIONS

Net loss	$ (1,099,313)	$ (313,527)	$ (1,443,765)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	234,700	184,300	424,000
Donated services	-	3,000	13,230
Depreciation	5,870	-	5,870
Increase in accounts payable	1,456	-	1,995
Increase in accrued auto allowance	8,400	3,500	11,900
Increase in accrued expenses	25,266	540	25,266
Increase in accrued salary -officer	240,000	104,167	344,167
Net cash used for operating activities	(583,621)	(18,020)	(617,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(61,676)	-	(61,676)
Net cash used in investing activities	(61,676)	-	(61,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	354,179	-	394,180
Issuance of secured debenture	300,000	-	300,000
Net cash used in financing activities	654,179	-	694,180

Net increase (decrease) in cash	8,882	(18,020)	15,167
Cash, beginning of period	6,285	24,305	-
Cash, end of period	$ 15,167	$ 6,285	$ 15,167

Supplemental disclosure
Interest paid	$ 1,359	$ -	$ 1,359
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Organization

The Company was organized October 18, 2000 (Date of Inception) under the laws of the State of Nevada, as First Impressions. The Company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), the Company is considered a development stage company.

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

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Estimated useful lives range as follows:

Years
Furniture and equipment	3 – 5
Computer hardware	3
Vehicles	5

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

Stock-Based Compensation

During 2004, the Company adopted the fair value based method of Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Stock-based compensation to vendors is recorded based upon the fair value of the services provided when it constitutes a more reliable measure of fair value than the stock price.

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

Recent pronouncements

During 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 became fully effective for periods beginning after December 15, 2003. SFAS No. 150 requires financial instruments with the certain characteristics or redemption options to be classified as liabilities in the financial statements. The Company adopted SFAS No. 150 as of January 1, 2004. This adoption did not result in a significant change to the financial statements.

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

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at December 31, 2004:

Computers	19,153
Office equipment	15,162
Vehicles	27,361
61,676
Less accumulated depreciation	(5,870)
Total	55,806

Depreciation expense for the year ended December 31, 2004 totaled $5,870.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During 2004, $60,000 of these debentures were converted to 13,988,094 shares of common stock.

The Company may redeem a portion or all of these debentures with 15 days notice for 120% of the amount redeemed, plus accrued interest.

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 – Income taxes

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

Note 5 – Stockholders’ equity

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

During 2004, management entered into a Standby Equity Distribution Agreement with Cornell Capital Partners (“Cornell”) in order to fund development efforts. This agreement calls for Cornell to purchase up to $5,000,000 of the Company’s common stock at a price based upon recent market activity. Purchases of stock are initiated by the Company as funds are needed in accordance with the agreement.

Note 6 – Going concern

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

Note 7 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $357,000 and $108,000 at December 31, 2004 and 2003, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

Note 9 – Commitments and contingent liabilities

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

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

Employment agreement - The Company has entered into an employment agreement with its chief executive officer. This agreement establishes bonuses based upon new mergers, acquisitions or business unit start-ups the executive brings to the Company.

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 10 – Stock-based compensation

During 2004, the Company adopted a consultant and employee stock compensation plan whereby they may issue up to 15,625,000 shares of common stock at the discretion of the board of directors. The purpose of the plan is to further the growth of the Company by awarding common stock for services provided.

During the years ended December 31, 2004, the Company granted shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $234,700 during the year ended December 31, 2004.