Form 10QSB
period 2005-09-30
RENOVO HOLDINGS
filed 2005-11-21
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Candace Drive

Suite 100

Maitland, Florida 32751

(Address of principal executive offices)

(407) 599-2886

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X         No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 485,479,216 shares.

Transitional Small Business Disclosure Format (check one):

Yes                 No        X

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Renovo Holdings

We have reviewed the accompanying balance sheet of Renovo Holdings, a development stage company, (formerly known as Fortis Enterprises) as of September 30, 2005 and the related statements of operations for the three-months and nine-months ended September 30, 2005, and the statements of cash flows for the nine-months ended September 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated May 20, 2005, expressed an unqualified opinion on those financial statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

Jaspers + Hall, PC.

Denver, Colorado

November 10, 2005

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2005	December 31, 2004
Current Assets
Cash	$1,897	$16,075
Total Current Assets	1,897	16,075

Fixed assets:
Equipment, net of accumulated depreciation of
$17,652 and $5,870, respectively	45,278	55,806

TOTAL ASSETS	$47,175	$71,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$-	$2,516
Payroll taxes payable	23,205	17,874
Accrued interest payable	14,580	6,752
Accrued auto allowance	18,200	11,900
Accrued reimbursement to officer	22,812	1,027
Accrued salary – officer	366,667	344,167
Secured convertible debenture	220,000	240,000
Total Current Liabilities	665,464	624,236

Stockholders’ Deficit:
Preferred stock, $0.001 par value, authorized 5,000,000 shares; no shares issued and outstanding at September 30, 2005 and December 31, 2004	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized; 485,479,216 and 170,133,094 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	485,479	170,133

Stock Subscription Receivable	-	(47,000)

Additional paid-in capital	697,981	768,277

Deficit accumulated during development stage	(1,801,749)	(1,443,765)

Total Stockholders’ Deficiency	(618,289)	(552,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,175	$71,881

See accountants' review report and the accompanying notes to these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the Nine months ended September 30,		For the Period October 18, 2000 (inception) to September 30, 2005
	2005	2004	2005	2004

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	9,253	148,802	79,273	235,069	349,012
Advertising	-	-	39,750	-	286,900
Consulting services	-	21,000	22,500	264,500	411,500
Salary expense	62,500	20,833	187,500	145,833	528,436
Stock issued for legal services	-	-	-	-	71,710
Auto allowance	2,100	700	6,300	4,900	18,200
Depreciation	3,879	2,333	11,782	3,642	17,652
Stock issued for services – related party	-	-	-	-	72,500
Officer donated services	-	-	-	-	13,231
Other expenses	-	-	-	-	13,772

Total Operating Expenses	77,732	193,668	347,105	653,944	1,782,913

Interest expense	2,908	-	10,878	-	18,836

Net loss	$(80,640)	$(193,668)	$(357,983)	$(653,944)	$(1,801,749)

Weighted average number of common shares outstanding	376,783,564	104,373,094	287,935,582	104,373,094

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accountants' review report and the accompanying notes to these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,		For the Period October 18, 2000, (Inception) to September 30,
	2005	2004	2005
Cash Flows from Operating Activities
Net (loss)	$ (357,983)	$ (653,944)	$ (1,801,749)
Adjustments to reconcile net loss to net cash used by operations:
Shares issued for services	5,050	264,500	265,250
Donated services	-	-	13,231
Depreciation	11,782	3,642	17,652
Changes in operating assets and liabilities:
Increase in accounts payable	(2,516)	2,142	-
Increase in accrued auto allowance	6,300	4,900	18,200
Increase in accrued expenses	27,115	100	46,016
Increase in accrued interest	7,828	-	14,580
Increase in accrued salary - officer	142,500	135,833	486,667

Net cash used by operating activities	(159,924)	(242,827)	(940,153)

Cash Flows from Investing Activities
Purchase of fixed assets	(1,254)	(44,665)	(62,930)

Net cash used by investing activities	(1,254)	(44,665)	(62,930)

Cash Flows from Financing Activities
Proceeds from secured convertible debenture	-	260,000	300,000
Proceeds from borrowing	100,000	-	100,000
Issuance of common stock	47,000	40,000	604,980

Net cash provided by financing activities	147,000	300,000	1,004,980

Net increase (decrease) in cash	(14,178)	12,508	1,897

Cash, beginning of period	16,075	6,286	-

Cash, end of period	$ 1,897	$ 18,794	$ 1,897

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

Non-cash transactions:
Subordinated debt conversion to stock	$ 20,000	$ -	20,000
Stock issued as repayment of borrowing	$ 100,000	$ -	100,000
Stock issued as payment of accrued salaries	$ 120,000	$ -	120,000

See accountants' review report and the accompanying notes to these financial statements.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of presentation

In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2005 and results of operations and cash flows for the nine months ended September 30, 2005. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the balance sheet as of December 31, 2004, which was derived from the audited financial statements. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

On July 14, 2003, the Company amended their Articles of Incorporation to change their name from First Impressions to Fortis Enterprises and have subsequently changed their name to Renovo Holdings effective June 14, 2004.

Generally accepted accounting principles requires management to make estimates and assumptions which affect amounts reflected in the accompanying financial statements. Actual results could differ from these estimates.

Note 2 - Going concern

The accompanying financial statements at September 30, 2005 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s current liabilities exceed current assets by $663,567 and the Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining additional financing and future profitable operations. Management is in the process of implementing its business plan, which would generate revenue to sustain the operations of the Company (see Note 6). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Notes payable

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

Note 4 - Commitments and contingencies

On April 14, 2004, the Company executed a Securities Purchase Agreement with Cornell, wherein it agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which will be convertible into shares of the Company's $0.001 par value common stock. The entire $300,000 has been received as of September 30, 2005.

On April 27, 2004, the Company entered into a Consulting Agreement with Digital Niche Marketing, LLC, wherein the Consultant agrees to assist us with general advertising and marketing services for a fee of $4,300 per month.

On June 4, 2004, the Company executed a Commercial Lease with Jack Seay ("Lessor"), wherein the Lessor agreed to lease to the Company the premises situated in 2237 W. 24th Street, Panama City, Florida (approximately 1,450 square feet). The term of the lease began on July 1, 2004 and terminated on September 30, 2005.

On October 26, 2004, the Company executed a Lease Agreement with The John Price Trust, c/o Carter & Associates LLC, ("Lessor") wherein the Company agreed to lease the property located at 100 Candace Drive, Suite 100, Maitland, Florida 32751. The property is approximately 3,600 square feet. The term of the lease is for 24 months beginning November 1, 2004 with lease payments of $2,850 per month together with applicable Florida State Sales Tax. Upon execution of the Lease Agreement, the Company paid the Lessor $5,890.

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

During the three-months ended March 31, 2005, the Company issued 73,490,000 shares of its $0.001 par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Equity Distribution Agreement entered into on June 30, 2004 (see Note 3).

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

On August 19, 2005, the Company issued 200,000,000 shares of its common stock to the Company’s sole officer, director, and principal stockholder in exchange for a reduction of accrued salary owed in the amount of $120,000.

There were no other issuances of common stock for the nine-month period ended September 30, 2005.

Note 6 – Merger Agreement

On September 26, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ei3 Corporation (“ei3”). Pursuant to the terms of the Merger Agreement, the Company will reincorporate in Delaware and then merge with ei3. Terms of the merger call for each share of ei3’s common stock to be converted into the right to receive four shares of Company common stock. As a result of the merger, the stockholders of ei3 will receive shares of the Company representing approximately 93% of the Company’s outstanding shares of common stock after the merger.

Consummation of the Merger is subject to various conditions which have not yet occurred, including (i) approval of the Merger Agreement by the Company’s and ei3’s stockholders; (ii) approval by the Company’s stockholders to reincorporate in Delaware and to complete a 48-to-1 reverse stock split; (iii) consummation of debt or equity financing of at least $1,500,000 by ei3.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Plan of Operation

Overview

Renovo Holdings is a Development Stage Company that intended to capitalize upon the niche market opportunities within the commercial and residential restoration service markets. We were incorporated in the State of Nevada on October 18, 2000 under the name First Impressions.

We have continuously incurred losses since inception. For the quarter ended September 30, 2004 we had a net loss of $193,668 as compared to a net loss of $80,640 for the quarter ended September 30, 2005.

Plan of Operation

Our original plan of operation has been to focus our efforts on positioning Renovo to provide complete loss management and restoration services to residential, commercial, industrial, and institutional properties. Initially, we were seeking to establish Renovo in the Florida market, with the ability to expedite the recovery process, with the eventual capability of responding to loss and restoration across the United States. However, as a result of our lack of revenue generation, we have not been satisfied with our business plan or original plan of operation. Therefore, we re-assessed our business plan, and aggressively sought out other business opportunities in an effort to substantiate stockholder value.

On September 26, 2005, Renovo and our sole officer, director and principal stockholder, Stephen W. Carnes, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ei3 Corporation, a Delaware corporation (“ei3”). Pursuant to the terms of the Merger Agreement, we will reincorporate in Delaware and then merge (the "Merger") with ei3, with Renovo as the surviving corporation of Merger. We will change our name to ei3 Corporation and will cease to be a shell company. The merger is intended to be structured as a tax-free reorganization accounted for as a purchase whereby ei3 will be merged with and into Renovo wherein the separate corporate existence of ei3 shall cease to exist. As a result of the Merger, the stockholders of ei3 will receive shares of our common stock representing approximately 93% of our outstanding shares of common stock after the Merger.

A copy of the Merger Agreement is filed as Exhibit 2.1 to Form 8-K filed on September 29, 2005.

The following description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the filed Merger Agreement.

On the terms and subject to the conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of ei3’s common stock issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive four (4) shares of our common stock. As of the closing date of the Merger, the aggregate number of our shares to be issued to the ei3 stockholders shall equal approximately 93% of our outstanding shares of common stock. Our shares of common stock issued in the Merger will not be registered under the Securities Act of 1933, as amended and will therefore be deemed "restricted securities".

Consummation of the Merger is subject to the satisfaction of various conditions, including (i) approval of the Merger Agreement and the Merger by Renovo and ei3’s stockholders, (ii) approval by our stockholders to reincorporate (change of domicile) Renovo in the State of Delaware; (iii) approval by our stockholders of a one for 47.84168 reverse stock split, such that we shall have not more than 10,147,620 shares of common stock issued and outstanding; (iv) certain of our notes held by Cornell Capital Partners being amended in form satisfactory to ei3; (v) ei3 shall have consummated a debt or equity financing of at least $1,500,000; and (vi) the accuracy of representations and warranties. The Merger Agreement contains certain termination rights for both ei3 and us.

Further, Stephen W. Carnes, our sole officer, director and principal stockholder will receive $200,000 in cash upon closing of the Merger. In addition, Mr. Carnes has agreed to assume all of our liabilities, excluding the notes held by Cornell Capital Partners, upon closing of the Merger, pursuant to the terms of an Assumption Agreement dated September 26, 2005 between Renovo and Mr. Carnes, a copy of which is filed as Exhibit 10.1 to Form 8-K filed on September 29, 2005.

ABOUT ei3

ei3 is a privately held company which provides its customers the ability to remotely monitor and service their equipment through ei3’s proprietary networking and ASP software. In addition to a remote service platform, ei3 offers customer-driven productivity tools to enhance equipment performance for manufacturers. ei3 also provides network management, software licensing, hosting and technical support services.

Satisfaction of our cash obligation for the next 12 months.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we complete the acquisition and can generate substantial revenues, which may take the next few years to fully realize, if ever. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete the acquisition.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

As of September 30, 2005, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarters ended September 30, 2005 and September 30, 2004 we incurred net losses of $80,640 and $193,668 respectively. Our accumulated deficit at the end of September 30, 2005 was $1,801,749. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 and September 30, 2005, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2004 and quarter ended September 30, 2005, which means that our current liabilities exceeded our current assets on December 31, 2004 by $552,355 and $618,289 on September 30, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 and September 30, 2005, were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2005, we issued 200,000,000 shares of our restricted common stock to Stephen W. Carnes, President of the Company, in exchange for a reduction of his accrued salary owed in the amount of $120,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

By: /s/ Stephen Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: November 18, 2005