Form 10KSB
period 2005-12-31
RENOVO HOLDINGS
filed 2006-04-17
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No ____

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2006 was $528,136.55 based on a share value of $0.00185.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 485,479,216 shares.

Transitional Small Business Disclosure Format (check one): No ____ Yes     X

RENOVO HOLDINGS

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

PART I	Page

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	the unavailability of funds for capital expenditures;
o	our ability to complete the merger with ei3 Corporation; and
o	the ability to locate other merger or acquisition candidates if the merger with ei3 does not close.

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

On July 15, 2003, our board of directors approved the cancellation of 60,000,000 (post split) shares of common stock held by three of our major stockholders. Concurrently, we issued 45,000,000 (post split) shares of common stock to Mr. Stephen W. Carnes as consideration for his business expertise and his business concept of establishing a national network of commercial and residential restoration service companies, his serving on the Board of Directors, and assuming the liability of being an officer and director of a publicly trading and reporting Company.

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

On June 14, 2004, we changed our name from Fortis Enterprises to Renovo Holdings, at the behest of a letter from counsel for Fortis (NL) N.V. Corporation received on November 25, 2003, wherein he requested we change our corporate name in order to avoid infringement on Fortis’ trade name. We also increased our total authorized shares of common stock from 100,000,000 shares to 500,000,000 shares.

For the years ended December 31, 2005 and December 31, 2004, we incurred net losses of $435,059 and $1,099,313 respectively. Our accumulated deficit at the end of December 31, 2005 was $1,878,824. As a result of our losses, our audited financial statements for the year ended December 31, 2005, indicate that there was substantial doubt about our ability to continue as a going concern.

(b) Our Business

Initially, we were seeking to establish Renovo in the Florida restoration market, with the ability to expedite the recovery process, with eventual capability of responding to loss and restoration across the United States. However, as a result of our lack of revenue generation, we have not been satisfied with our business plan, and aggressively sought out other business opportunities in an effort to substantiate stockholder value.

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

A copy of the Merger Agreement was filed as Exhibit 2.1 to our Form 8-K filed on September 29, 2005.

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

Stephen W. Carnes, our sole officer, director and principal stockholder will receive $200,000 in cash upon closing of the Merger. In addition, Mr. Carnes has agreed to assume all of our liabilities, excluding the notes held by Cornell Capital Partners, upon closing of the Merger, pursuant to the terms of an Assumption Agreement dated September 26, 2005 between Renovo and Mr. Carnes, a copy of which was filed as Exhibit 10.1 to our Form 8-K filed on September 29, 2005.

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

If we do not successfully consummate the merger with ei3, we will attempt to locate and negotiate with other business entities for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Employees

As of December 31, 2005, we had one employee, Stephen W. Carnes.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive office is located at 100 Candance Drive, Suite 100, Maitland, Florida 32751. The property is approximately 3,600 square feet. The term of our lease is for 24 months and began on November 1, 2004 with lease payments of $2,850.00 per month together with applicable Florida State Sales Tax.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

	2004		2004
	High	Low	High	Low
1st Quarter	0.004	0.0004	0.115	0.017
2nd Quarter	0.0011	0.0002	0.062	0.01
3rd Quarter	0.0086	0.0003	0.0171	0.004
4th Quarter	0.004	0.0015	0.041	0.0017

(b) Holders of Common Stock

As of March 31, 2006, we had approximately 44 stockholders of record of the 485,479,216 shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Employee and Consultant Stock Compensation Plans

Effective August 26, 2003, we adopted an Employee and Consultant Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 3,000,000 shares. As of December 31, 2005, 2,564,493 shares have been granted under this plan.

Effective May 11, 2004, we adopted another Employee and Consultant Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 15,000,000 shares. As of December 31, 2005, 3,508,207 shares have been issued under this plan.

Equity Compensation Plans Information

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2005 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

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

As a company in an early development stage, our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the fiscal year 2005 we had cash available of $2,867. Our cash requirements on a monthly basis are approximately $8,500, excluding exceptional expenses that are related to capital raising and securities registration expenses.

We have continuously incurred losses since inception. For the year ended December 31, 2005 we had a net loss of $435,059 as compared to a net loss of $1,099,313 for the year ended December 31, 2004.

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

If we do not successfully consummate this Merger, we will continue to seek out other merger or acquisition candidates.

Liquidity and Capital Resources

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

Pursuant to the Standby Equity Distribution Agreement, Cornell and the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, wherein Newbridge acted as our exclusive placement agent in connection with the Standby Equity Distribution Agreement. Newbridge’s services consisted of reviewing the terms of the Standby Equity Distribution Agreement and advising us with respect to those terms. We issued 10,000 shares of our common stock to Newbridge on May 14, 2004.

Securities Purchase Agreement

We executed a Securities Purchase Agreement with Cornell, wherein we agreed to issue and sell to Cornell up to $300,000 of secured convertible debentures, which were convertible into shares of our common stock. Of the $300,000, $150,000 was immediately received and on July 9, 2004 we received the remaining $150,000 following the date we amended our Articles of Incorporation increasing our authorized shares of common stock to 500,000,000 shares and after we filed the registration statement as agreed in the Registration Rights Agreement discussed below.

Registration Rights Agreements

In connection with the Securities Purchase Agreement and Standby Equity Distribution Agreement, we entered into two Registration Rights Agreements with Cornell, wherein we agreed to prepare and file with the SEC a registration statement on Form SB-2 under the 1933 Act. The registration was for the resale by all Investors who purchased convertible debentures pursuant to the Securities Purchase Agreement, 9,868,421 shares of our common stock issued upon conversion of the Convertible Debentures, and the 1,490,000 shares of common stock issued to Cornell plus enough shares to cover the $5,000,000 equity line. We agreed to cause the registration statement to remain effective until all of the registrable securities have been sold.

Security Agreement

We executed a Security Agreement with Cornell wherein, in connection with the above financing documents, we agreed to grant to Cornell a security interest in and to the pledged property until the satisfaction of all obligations described in the agreement are performed. The pledged property included all goods, inventory, contract rights and general intangibles, all documents, warehouse receipts, instruments and chattel paper, all accounts and receivables, instruments or other forms of obligations and rights to payment, to the extent assignable, all of the our rights under all present and future authorizations, permits, licenses and franchises, and all products and proceeds from the above described pledged property.

As part of the ei3 merger, the Cornell agreements will be terminated.

Satisfaction of our cash obligation for the next 12 months.

Our near term cash requirements are anticipated to be offset through the receipt of funds from the Cornell convertible debenture, private placement offerings and loans obtained through private sources. We filed a registration statement (declared effective by the SEC on July 14, 2004) registering 368,687,500 shares of our common stock for the resale by all investors who purchase convertible debentures and to cover the $5,000,000 equity line under the Equity Distribution Agreement. We anticipated being able to use the line of credit to finance our operations. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. When, and if, we commence operational activities, we may continue to experience net negative cash flows from operations, and may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete a merger or acquisition.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

As of December 31, 2005, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. It is anticipated upon completion of a merger or acquisition the target’s employees will become employees of the Company.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2005 and December 31, 2004 we incurred net losses of $435,059 and $1,099,313 respectively. Our accumulated deficit at the end of December 31, 2005 was $1,878,824. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We have not accounted for the withholding of federal or state taxes upon the issuance of common stock for services rendered by our officer, employees and consultants, which may subject us to substantial tax liabilities, including penalties and interest.

In 2005, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

The Company has based its decision not to withhold taxes on the belief such shares of common stock were issued in connection with the performance of services by true consultants and not by employees, and, as such, are not subject to tax withholding requirements. There can be no assurance, however, that the IRS or state taxing authorities will agree with the Company’s position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the issuance of common stock services. If the Company became liable for the failure to withhold taxes on the issuances, the aggregate potential liability, exclusive of any interest or penalties, would have a material impact on the Company and its results of operations.

The Company has not recognized accruals for the potential withholding taxes, penalties and/or interest that may be imposed with respect to the withholding tax issues. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial.

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

We have been the subject of a going concern opinion for the years ended December 31, 2005 and December 31, 2004 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2005 and December 31, 2004, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, and from additional equity or debt financing.

We are subject to a working capital deficit, which means that our current assets on December 31, 2005, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005 by $712,060. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

As a result of the Merger with ei3, our stockholders, assuming the transaction is completed will be diluted by approximately 93%.

There is no assurance that after the Merger, and upon the substantial dilution that our shares will not substantially decrease in value as a result of the dilution.

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

The following table sets forth the name and position of our sole officer and director. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held	Term
Stephen W. Carnes	42	CEO, President, Secretary/Treasurer and Director	Since July 2004

Duties, Responsibilities and Experience

Stephen W. Carnes, age 42, is Chief Executive Officer, President, Secretary/Treasurer and Director of the Company. Mr. Carnes is also the President, CEO and a director of Signature Leisure, Inc., a publicly traded company trading on the OTC Bulletin Board. From 2000 to 2003, Mr. Carnes was founder and co-owner of a private public relations firm that assisted companies with marketing and public relations. From 1998 to 2003, Mr. Carnes has been self-employed as an independent manufacturers representative acting as an outside sales representative for various companies. From 1982 thru 1986, Mr. Carnes attended Indiana University at Fort Wayne, Indiana and received a B.S. degree in Business Administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2005, Stephen W. Carnes was current in his filings.

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

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary Paid	Accumulative Accrual (2)	Other Annual Compensation	Restricted Stock	Options	Other
Stephen W. Carnes, President (1)	2005	$-0-	$93,399.96	-0-	200,000,000 (3)	-0-	-0-
	2004	$-0-	$356,706.65	-0-	-0-	-0-	-0-
	2003	$-0-	$107,667	-0-	45,000,000 (4)	-0-	-0-
(1)	Mr. Carnes was appointed officer and director of the Company on July 15, 2003.
(2)	Mr. Carnes agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary.
(3)	On August 17, 2005, we issued the 200,000,000 shares to Mr. Carnes as partial payment of accrued salary, valued at $120,000.
(4)

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

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2006 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our director and executive officer. The percentage of beneficial ownership for the following table is based on 485,479,216 shares of common stock outstanding.

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

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Stephen W. Carnes 4185 West Lake Mary Blvd., Ste. 137 Lake Mary, Florida 32746	245,000,000	50%
Director & Officer	245,000,000	50%
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

On September 26, 2005, we entered into a merger agreement with ei3 wherein Mr. Carnes will receive $200,000 in cash, upon closing, in exchange for assuming all liabilities except for Cornell Capital Partners obligation.

On August 17, 2005, we issued 200,000,000 shares of our common stock to Mr. Carnes as partial payment of accrued salary, valued at $120,000.

Reimbursements/ Salary Accrued

As of December 31, 2005, Mr. Carnes had accrued reimbursements of $175,000, accrued salary of $429,166.61 and accrued auto allowance of $20,300.

ITEM 13.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
2.1	Letter of Intent to acquire James Bar Contractors, Inc. dated October 23, 2003 (Incorporated by reference to the exhibits to Form SB-2 filed on June 30, 2004.)
2.2	Agreement and Plan of Merger with ei3 Corporation, dated September 26, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on 9/29/05)
2.3	Amendment No. 1 to Agreement and Plan of Merger with ei3 Corporation, dated November 22, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on November 28, 2005)
2.4	Amendment No. 2 to Agreement and Plan of Merger with ei3 Corporation, dated February 14, 2006 (Incorporated by reference to the exhibits to Form 8-K filed on February 14, 2006.)
3(i).1	Articles of Incorporation dated October 17, 2000 (Incorporated by reference to the exhibits to Form 10-SB filed on February 20, 2002.)
3(i).2	Certificate of Amendment to Articles of Incorporation dated January 10, 2002 (Incorporated by reference to the exhibits to Form 10-SB filed on February 20, 2002.)
3(i).3	Certificate of Amendment to Articles of Incorporation dated July 14, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on August 6, 2003.)
3(i).4	Certificate of Amendment of Articles of Incorporation dated June 19, 2004 (Incorporated by reference to the exhibits to Form SB-2 filed June 30, 2004.)

3(ii).1	Bylaws dated October 17, 2002 (Incorporated by reference to the exhibits to Form 10-SB filed on February 20, 2002.)
10.1	Employment Agreement with Stephen W. Carnes dated September 3, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2003.)
10.2	Independent Contractor Agreement with Cynthia Wainwright dated October 1, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2003.)
10.3	Independent Contractor Agreement with Loren Brown dated October 1, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2003.)
10.4	Independent Contractor Agreement with Matt Lettau dated October 1, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2003.)
10.5	Consulting Agreement with Mark Broersma dated August 27, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2003.)
10.6	Consulting Agreement with Mike Barr dated August 27, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2003.)
10.7	Consulting Agreement with Florida Catastrophe Corp. dated September 17, 2003 (Incorporated by reference to the exhibits to Form 8-K filed on September 17, 2003)
10.8	Engagement Retainer Letter with Stoecklein Law Group dated January 21, 2004 (Incorporated by reference to the exhibits to Form 10-KSB filed on March 30, 2004.)
10.9	Letter Agreement with Source Capital Group, Inc. dated January 21, 2004 (Incorporated by reference to the exhibits to Form 10-KSB filed on March 30, 2004.)
10.10	Consulting Agreement with Michael Manion dated February 5, 2004 (Incorporated by reference to the exhibits to Form 10-KSB filed on March 30, 2004.)
10.11	Consulting Agreement with Mark Broersma dated April 29, 2004 (Incorporated by reference to the exhibits to Form 10-QSB filed on May 17, 2004.)
10.12	Consulting Agreement with Mike Barr dated April 29, 2004 (Incorporated by reference to the exhibits to Form 10-QSB filed on May 17, 2004.)
10.13	Consulting Agreement with VBg Design dated April 29, 2004 (Incorporated by reference to the exhibits to Form 10-QSB filed on May 17, 2004.)
10.14	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.15	Registration Rights Agreement with Cornell Capital Parners, LP dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.16	Escrow Agreement with Cornell Capital Partners, LP dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.17	Placement Agent Agreement with Cornell Capital Partners, LP and Newbridge Securities Corporation dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.18	Securities Purchase Agreement with Cornell Capital Partners, LP dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.19	Secured Convertible Debenture dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.20	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.21	Security Agreement with Cornell Capital Partners, LP dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.22	Warrant Agreement dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.23	Escrow Agreement with Butler Gonzalez, LLP dated April 14, 2004 (Incorporated by reference to the exhibits to Form S-2 filed on June 30, 2004.)
10.24	Assumption Agreement with Stephen W. Carnes dated September 26, 2005 (Incorporated by reference to the exhibits to Form 8-K filed on September 29, 2005.)
31*	Certification of Stephen W. Carnes pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Stephen W. Carnes pursuant to Section 906 of the Sarbanes-Oxley Act

_____

*	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Jaspers + Hal, PC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 was $6,000.

The aggregate fees billed for professional services rendered by Beckstead & Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 was $9,500.

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

By:/s/ Stephen Carnes
Stephen W. Carnes, President

Dated: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Stephen Carnes	CEO/President	April 14, 2006
Stephen W. Carnes	Secretary/Treasurer Chief Accounting Officer Director

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 KENYON AVENUE, SUITE 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Renovo Holdings, Inc.

We have audited the accompanying balance sheet of Renovo Holdings, (A Development Stage Company) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovo Holdings at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004 and for the period October 18, 2000(date of inception) to December 31, 2004, were audited by other accountants, whose report dated May 20, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jaspers + Hall, PC

March 29, 2006

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$2,867	$16,075
Total current assets	2,867	16,075

Equipment, net of accumulated depreciation	16,696	55,806

Total Assets	$19,563	$71,881
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$-	$2,516
Payroll taxes payable	24,111	17,874
Accrued interest payable	17,488	6,752
Accrued auto allowance	20,300	11,900
Accrued reimbursement to officer	3,861	1,027
Accrued salary - officer	429,167	344,167
Secured convertible debenture	220,000	240,000
Total current liabilities	714,927	624,236

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no	-	-
shares issued and outstanding as of 12/31/05 and 12/31/04

Common stock, $.001 par value, authorized 500,000,000
shares; 485,479,216 and 170,133,094 issued and outstanding
as of 12/31/05 and 12/31/04 retroactively restated	485,479	170,133

Stock subscriptions receivable	-	(47,000)

Additional paid-in capital	697,981	768,277

Deficit accumulated during development stage	(1,878,824)	(1,443,765)
Total stockholders' deficit	(695,364)	(552,355)
Total liabilities and stockholders' deficit	$19,563	$71,881

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period October 18, 2000 (Inception) to December 31,
	December 31,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Expenses:
Loss on sale of property	5,556	-	5,556
General and Administrative	54,666	236,025	324,404
Depreciation	14,809	5,870	20,679
Advertising	39,750	247,150	286,900
Consulting	22,500	312,200	411,500
Officer salary	250,000	250,000	604,167
Legal and accounting	25,592	31,710	97,302
Auto Allowance	8,400	8,400	20,300
Interest expense	13,786	7,958	21,744
Other services - related party	-	-	72,500
Other expense	-	-	13,772
Total expenses	435,059	1,099,313	1,878,8234
Net loss	$ (435,059)	$ (1,099,313)	$ (1,878,824)

Weighted average number of common
shares outstanding, basic and fully diluted	338,823,292	86,914,394

Net loss per weighted share
basic and fully diluted	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(A Development Stage Company)

October 18, 2000, (Inception) to December 31, 2005

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Stock subscriptions receivable	Additional Paid-in Capital	Accumulated During Developmental Stage (Deficit)	Total Stockholder's Equity
	Shares	Amount
October 18, 2000 (inception)

Shares issued for services	20,000,000	$ 200	$ -	$ 4,800	$ -	$ 5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss December 31, 2001	-	-	-	-	(7,429)	(7,429)
Balance December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization
adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss December 31, 2002	-	-	-	-	(10,647)	(10,647)
Balance December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306

Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss December 31, 2003	-	-	-	-	(313,527)	(313,527)
Balance December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to
equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss December 31, 2004	-	-	-	-	(1,099,313)	(1,099,313)
Balance December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)

Shares issued related to
equity distribution agreement	83,758,696	83,759	47,000	8,449		149,208
Shares issued for debt repayment	200,000,000	200,000		(80,000)		120,000
Shares issued for debenture conversion	21,637,426	21,637		(795)		20,842
Shares issued for services	9,950,000	9,950		(7,950)		2,000
Net loss December 31, 2005					(435,059)	(435,059)
Balance December 31, 2005	485,479,216	$485,479	$ -	$ 697,981	$ (1,878,824)	$ (695,364)

The accompanying notes are an integral part of these financial statements

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	December 31,		For the Period October 18, 2000 (Inception) to December 31, 2005
	2005	2004

CASH FLOWS FROM OPERATIONS

Net loss	$ (435,059)	$(1,099,313)	$(1,878,824)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	22,842	234,700	446,842
Loss on sale of equipment	5,556	-	5,556
Donated services	-	-	13,230
Depreciation	14,809	5,870	20,679
Increase(decrease) in accounts payable	(2,516)	1,456	(521)
Increase in accrued auto allowance	8,400	8,400	20,300
Increase in accrued expenses	19,807	25,266	45,460
Increase in accrued salary -officer	85,000	240,000	429,167
Increase in loan from officer	22,221	-	22,221
Net cash used for operating activities	(281,161)	(582,713)	(897,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,255)	(61,676)	(62,931)
Proceeds from sale of equipment	20,000	-	20,000
Net cash used in investing activities	18,745	(61,676)	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	149,208	354,179	543,388
Issuance of secured debenture	-	300,000	300,000
Proceeds from note payable	100,000	-	100,000
Payment of accrued salary to officer	-		-
Repayment of debt to officer	-	-	-
Net cash used in financing activities	249,208	654,179	943,388

Net increase (decrease) in cash	(13,208)	9,790	2,867
Cash, beginning of period	16,075	6,285	-
Cash, end of period	$ 2,867	$16,075	$ 2,867

Supplemental disclosure
Interest paid	$ -	$ 1,359	$ 1,359
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-6

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

On July 14, 2003, we amended our Articles of Incorporation changing our name from First Impressions to Fortis Enterprises. The Board of Directors determined that the name, "First Impressions" was limiting the Company's ability to pursue the expansion of our business into other marketing arenas and felt that the name Fortis Enterprises was more generic and allows for more flexibility in the future expansion of business opportunities. We also increased the total amount of authorized common stock from 50,000,000 shares to 100,000,000 shares. On June 11, 2004, we amended our Articles of Incorporation changing our name from Fortis Enterprises to Renovo Holdings. We also increase the total mount of authorized common stock from 100,000,000 to 500,000,000 shares.

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

Revenue recognition

Sales and related cost of sales are generally recognized upon shipment of products. Cost of goods sold generally represents the cost of items sold and the related shipping and selling expenses. The Company recorded no sales during the years ended December 31, 2005 and 2004.

Furniture and equipment - Furniture and equipment are stated at cost less accumulated depreciation. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method.

Estimated useful lives range as follows:

Years
Furniture and fixtures	5
Vehicles	3
Computers	3

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2005 or December 31, 2004.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2005 or December 31, 2004.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.  There are no such anti-dilutive securities at December 31, 2005 and 2004

Segment reporting

The Company has adopted Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SAFS requires This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at December 31, 2005 and 2004:

	2005	2004
Computers	17,739	19,153
Office equipment	6,508	15,162
Vehicles	-	27,361
Software	527	-
	24,774	62,676
Less accumulated depreciation	(8,078)	(5,870)
Total	16,696	55,806

Depreciation expense for the year ended December 31, 2005 and 2004 totaled $14, 809 and $5,870, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $220,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During 2005 and 2004, $20,000 and $60,000 of these debentures were converted to 21,637,426 and 13,988,094 shares of common stock, respectively.

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

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The Company currently has net operating loss carryforwards aggregating approximately $1,500,000, which expire through 2025. The deferred tax asset of approximately $500,000 related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

	For the years ended
	December 31,
	2005	2004
Gross deferred tax asset	$ 500,000	$ 350,000
Gross deferred tax liability	-	-
Valuation allowance	(500,000)	(350,000)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the years ended December 31, 2005 or 2004.

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

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On September 14, 2004, the Company converted $20,000 of the secured convertible debenture in exchange for 4,166,666 shares of its $0.001 par value common stock.

On October 13, 2004, the Company converted $20,000 of the secured convertible debenture in exchange for 6,250,000 shares of its $0.001 par value common stock.

During the six-month period ended December 31, 2004, the Company issued 82,300,000 shares of its $0.001 par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Standby Equity Distribution Agreement entered into on June 30, 2004. The Company recorded a subscription receivable as of December 31, 2004 in the amount of $47,000. The Company received $47,000 in payment of the subscription receivable in 2005.

During the year ended December 31, 2005, the Company issued 83,758,696 shares of its $0.001 par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Standby Equity Distribution Agreement entered into on June 30, 2004. The Company received $79,500 in payment of the subscription receivable in 2005.

In February 2005, the Company converted $20,000 of the secured convertible debenture in exchange for 21,637,426 shares of its $0.001 par value common stock.

On August 17, 2005, the Company issued 200,000,000 shares of its par value common stock to its sole officer in exchange for accrued salaries valued at $120,000.

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

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2005 in excess of $1,800,000. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that

RENOVO HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

In order to fund development, management has entered into a Standby Equity Distribution Agreement with Cornell Capital as described in Note 5.

Note 7 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $453,000 and $357,000 at December 31, 2005 and 2004, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

Note 9 – Commitments and contingent liabilities

Lease commitments - The Company leases certain office premises under a non-cancelable operating leases. The leases expire in October 2006 and require the Company to pay real estate taxes, insurance and other costs.

Aggregate minimum rental commitments at December 31, 2005 under non-cancelable operating leases are summarized as follows:

Year ending	Gross
December 31,	Rentals
2006	$40,026
$40,026

Rental expense included in operations totaled approximately $22,000 and $15,000 for the year ended December 31, 2005 and 2004, respectively.

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

During the years ended December 31, 2005 and 2004, the Company granted shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $22,500 and $234,700 during the years ended December 31, 2005 and 2004, respectively.