Form 10QSB
period 2006-03-31
RENOVO HOLDINGS
filed 2006-05-22
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Exact name of small business issuer as specified in its charter)

Nevada	88-0475756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 22, 2006, was 485,479,216 shares.

Transitional Small Business Disclosure Format (check one):

Yes               No        X

PART 1 – FINANCIAL INFORMATION

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Renovo Holdings

We have reviewed the accompanying balance sheet of Renovo Holdings, a Development Stage Company, as of March 31, 2006 and the related statements of operations and cash flows for the three-months then ended. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jaspers + Hall, PC

Jaspers + Hall, PC

Denver, Colorado

May 22, 2006

Item 1. Financial Statements

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$2,537	$2,867
Total current assets	2,537	2,867

Equipment, net of accumulated depreciation	14,822	16,696

Total Assets	$17,359	$19,563
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Payroll taxes payable	$24,111	$24,111
Accrued interest payable	20,396	17,488
Accrued auto allowance	22,400	20,300
Accrued reimbursement to officer	6,861	3,861
Accrued salary - officer	491,666	429,167
Secured convertible debenture	220,000	220,000
Total current liabilities	785,434	714,927

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no	-	-
shares issued and outstanding as of 3/31/06 and 12/31/05

Common stock, $.001 par value, authorized 500,000,000
shares; 485,479,216 issued and outstanding
as of 3/31/06 and 12/31/05 respectively	485,479	485,479

Additional paid-in capital	697,981	697,981

Deficit accumulated during development stage	(1,951,535)	(1,878,824)
Total stockholders' deficit	(768,075)	(695,364)
Total liabilities and stockholders' deficit	$17,359	$19,563

See accountant review report and notes to these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the Period October 18, 2000 (Inception) to March 31, 2006
	Three Months Ended March, 31
	2006	2005

Revenue	$-	$-	$-

Expenses:
Loss on sale of property	-	-	5,556
General and Administrative	330	236,025	324,733
Depreciation	1,874	5,870	22,554
Advertising	-	247,150	286,900
Consulting	-	312,200	411,500
Officer salary	62,499	250,000	666,667
Legal and accounting	3,000	31,710	100,302
Auto Allowance	2,100	8,400	22,400
Interest expense	2,908	7,958	24,652
Other services - related party	-	-	72,500
Other expense	-	-	13,771
Total expenses	72,711	1,099,313	1,951,535
Net loss	$(72,711)	$(1,099,313)	$(1,951,535)

Weighted average number of common
shares outstanding, basic and fully diluted	338,823,292	178,158,333

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.01)

See accountant review report and notes to these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period October 18, 2000 (Inception) to March 31, 2006
	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATIONS

Net loss	$(72,711)	$(174,180)	$(1,951,535)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	-	4,306	446,842
Stock issued in lieu of debt	-	-	120,000
Loss on sale of equipment	-	-	5,556
Donated services	-	-	13,230
Depreciation	1,874	3,850	22,553
Increase(decrease) in accounts payable	-	(2,516)	-
Increase in accrued auto allowance	2,100	2,100	22,400
Increase in accrued expenses	2,908	7,152	48,368
Increase in accrued salary -officer	62,499	37,500	471,666
Increase in loan from officer	3,000	-	3,000
Net cash used for operating activities	(330)	(121,788)	(797,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,254)	(62,931)
Proceeds from sale of equipment	-	-	20,000
Net cash used in investing activities	-	(1,254)	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	47,000	543,388
Issuance of secured debenture	-	100,000	300,000
Net cash used in financing activities	-	147,000	843,388

Net increase (decrease) in cash	(330)	23,958	2,537
Cash, beginning of period	2,867	16,075	-
Cash, end of period	$2,537	$40,033	$2,537

Supplemental disclosure
Interest paid	$-	$1,359	$1,359
Taxes paid	$-	$-	$-

See accountant review report and notes to these financial statements.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of March 31, 2006.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2006 or March 31, 2005.

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at March 31, 2006 and 2005:

	2006	2005
Computers	17,739	19,880
Office equipment	6,508	15,161
Vehicles	-	27,362
Software	527	527
	24,774	62,930
Less accumulated depreciation	(9,952)	(9,720)
Total	14,822	53,210

Depreciation expense for the three months ended March 31, 2006 and 2005 totaled $1,875 and $3,850, respectively.

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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
0%

Net deferred tax assets consist of the following:

	For the three months ended
	31-Mar
	2006	2005
Gross deferred tax asset	$ 625,000	$ 475,000
Gross deferred tax liability	-	-
Valuation allowance	(625,000)	(475,000)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the three months ended March 31, 2006 or 2005.

Note 5 – Stockholders’ equity

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. Rights, preferences and other terms of the preferred stock will be determined by the board of directors at the time of issuance.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

During the year ended December 31, 2005, the Company issued 83,758,696 shares of its $0.01 par value common stock to an escrow agent on behalf of Cornell Capital pursuant to the Standby Equity Distribution Agreement entered into on June 30, 2004. The Company received $79,500 in payment of the subscription receivable in 2005.

In February 2005, the Company converted $20,000 of the secured convertible debenture in exchange for 21,637,426 shares of its $0.001 par value common stock.

On August 17, 2005, the Company issued 200,000,000 shares of its par value common stock to a its sole officer in exchange for accrued salaries valued at $120,000.

There have been no other issuances of common stock.

During 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners (“Cornell”) in order to fund development efforts. This agreement calls for Cornell to purchase up to $5,000,000 of the Company’s common stock at a price based upon recent market activity. Purchases of stock are initiated by the Company as funds are needed in accordance with the agreement.

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended March 31, 2006 in excess of $1,900,000. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

Note 7 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $521,000 and $398,000 at March 31, 2006 and 2005, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

Note 9 – Commitments and contingent liabilities

Lease commitments - The Company leases certain office premises under a non-cancelable operating leases. The leases expire in October 2006 and requires the Company to pay real estate taxes, insurance and other costs.

Aggregate minimum rental commitments at March 31, 2006 under non-cancelable operating leases are summarized as follows:

Quarter ending	Gross
March 31,	Rentals
2006	$ 40,026
$ 40,026

Rental expense included in operations totaled approximately $0 and $15,000 for the three months ended March 31, 2006 and 2005, respectively.

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

During the three months ended March 31, 2005, the Company granted shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $22,500 during the three months ended March 31, 2005.

Note 11 – Subsequent Events

On April 1, 2006, the Company entered into a Note Payable with Stephen W. Carnes, President of the Company, for the principal amount of $6,220.71. Pursuant to the note the Company promised to pay to the order of Mr. Carnes the sum of $6,220.71 of paid expenses and loans by Mr. Carnes on behalf of the Company that have accrued up to April 1, 2006. The note shall be paid in full on or before July 15, 2006. Any delay of payment beyond July 15, 2006 shall result in interest beginning to accrue at a rate of 12% interest beginning July 15, 2006.

On April 12, 2006, the Company entered into another Note Payable with Mr. Carnes for the principal amount of $510.60. Pursuant to the note the Company promised to pay to the order of Mr. Carnes the sum of $510.60 of paid expenses by Mr. Carnes on behalf of the Company that have accrued up to April 12, 2006. The note shall be paid in full on or before July 15, 2006. Any delay of payment beyond July 15, 2006 shall result in interest beginning to accrue at a rate of 12% interest beginning July 15, 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	the unavailability of funds for capital expenditures;
•	our ability to complete the merger with ei3 Corporation; and
•	the ability to locate other merger or acquisition candidates if the merger with ei3 does not close.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Plan of Operation

Overview

Renovo Holdings is a Development Stage Company that intended to capitalize upon the niche market opportunities within the commercial and residential restoration service markets. We were incorporated in the State of Nevada on October 18, 2000 under the name First Impressions.

We have continuously incurred losses since inception. For the quarter ended March 31, 2006 we had a net loss of $72,711 as compared to a net loss of $1,099,313 for the quarter ended March 31, 2005.

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

Liquidity and Capital Resources

On April 1, 2006, we entered into a Note Payable with Stephen W. Carnes, President of the Company, for the principal amount of $6,220.71. Pursuant to the note we promised to pay to the order of Mr. Carnes the sum of $6,220.71 of paid expenses and loans by Mr. Carnes on behalf of the Company that have accrued up to April 1, 2006. The note shall be paid in full on or before July 15, 2006. Any delay of payment beyond July 15, 2006 shall result in interest beginning to accrue at a rate of 12% interest beginning July 15, 2006.

On April 12, 2006, we entered into another Note Payable with Mr. Carnes for the principal amount of $510.60. Pursuant to the note we promised to pay to the order of Mr. Carnes the sum of $510.60 of paid expenses by Mr. Carnes on behalf of the Company that have accrued up to April 12, 2006. The note shall be paid in full on or before July 15, 2006. Any delay of payment beyond July 15, 2006 shall result in interest beginning to accrue at a rate of 12% interest beginning July 15, 2006.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. As a result, we will be required to seek additional capital in the future to fund our operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

As of March 31, 2006, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarters ended March 31, 2006 and March 31, 2005 we incurred net losses of $72,711 and $1,099,313, respectively. Our accumulated deficit at the end of March 31, 2006 was $1,951,535. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on March 31, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended March 31, 2006 which means that our current liabilities exceeded our current assets on March 31, 2006 by $782,897. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on March 31, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

None.

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

Reports on Form 8-K

Form 8-K filed on February 14, 2006; Amended Agreement and Plan of Merger (ei3).

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

Date: May 22, 2006