Form 10QSB
period 2006-06-30
RENOVO HOLDINGS
filed 2006-08-14
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

(407) 599-2886

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒      No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2006, was 485,479,216 shares.

Transitional Small Business Disclosure Format (check one):     Yes ☐      No ☒

PART 1 – FINANCIAL INFORMATION

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Renovo Holdings

We have reviewed the accompanying balance sheets of Renovo Holdings, a Development Stage Company, as of June 30, 2006 and the related statements of operations for the three-months and six-months then ended June 30, 2006 and 2005 and the related statements of cash flows for the six-months then ended June 30, 2005 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/Jaspers + Hall, PC

Jaspers + Hall, PC

Denver, Colorado

July 18, 2006

Item 1. Financial Statements

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$-	$2,867
Total current assets	-	2,867

Equipment, net of accumulated depreciation	-	16,696

Total Assets	$-	$19,563
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$-	$-
Payroll taxes payable	24,111	24,111
Accrued interest payable	23,304	17,488
Accrued auto allowance	24,500	20,300
Accrued reimbursement to officer	-	3,861
Accrued salary - officer	554,167	429,167
Secured convertible debenture	220,000	220,000
Total current liabilities	846,082	714,927

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of 6/30/06 and 12/31/05	-	-

Common stock, $.001 par value, authorized 500,000,000 shares; 485,479,216 and 485,479,216 issued and outstanding as of 06/30/06 and 12/31/05	485,479	485,479

Additional paid-in capital	697,981	697,981

Deficit accumulated during development stage	(2,029,542)	(1,878,824)
Total stockholders' deficit	(846,082)	(695,364)
Total liabilities and stockholders' deficit	$-	$19,563

See accountants' review report and accompanying notes.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period October 18, 2000 (Inception) to June 30, 2006
	2006	2005	2006	2005

Revenue	$-	$-	$-	$-	$-

Expenses:
Loss on sale of property	6,552	-	6,552	-	12,108
General and Administrative	856	12,350	4,187	52,731	328,591
Depreciation	1,295	4,053	3,143	7,903	23,822
Advertising	-	-	-	39,750	286,900
Consulting	-	2,000	-	22,500	411,500
Officer salary	62,500	62,500	125,000	125,000	729,167
Legal and accounting	1,820	17,289	1,820	17,289	99,122
Auto Allowance	2,100	2,100	4,200	4,200	24,500
Interest expense	2,908	2,872	5,816	7,970	27,560
Other services - related party	-	-	-	-	72,500
Other expense	-	-	-	-	13,772
Total expenses	78,031	103,164	150,718	277,343	2,029,542
Net loss	$(78,031)	$(103,164)	$(150,718)	$(277,343)	$(2,029,542)

Weighted average number of common shares outstanding, basic and fully diluted	338,823,292	178,158,333	338,823,292	206,155,668

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accountants' review report and accompanying notes.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Stock subscriptions receivable	Additional Paid-in Capital	Accumulated During Developmental Stage (Deficit)	Total Stockholder's Equity
	Shares	Amount
October 18, 2000
Shares issued for services	20,000,000	$200	$-	$4,800	$-	$5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance - December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151
Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss	-	-	-	-	(7,429)	(7,429)
Balance - December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253
Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization
adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(10,647)	(10,647)
Balance - December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306
Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss	-	-	-	-	(313,527)	(313,527)
Balance - December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)
Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to
equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss	-	-	-	-	(1,099,313)	(1,099,313)
Balance - December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)
Shares issued related to
equity distribution agreement	83,758,696	83,759	47,000	18,449		149,208
Shares isssued for debt repayment	221,637,426	221,637		(80,795)		140,842
Shares issued for services	9,950,000	9,950		(7,950)		2,000
Net loss					(435,059)	(435,059)
Balance - December 31, 2005	485,479,216	485,479	-	697,981	(1,878,824)	(695,364)
Net loss					(150,718)	(150,718)
Balance - June 30, 2006	485,479,216	$485,479	$-	$697,981	$(2,029,542)	$(846,082)

See accountants' review report and accompanying notes.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		For the Period October 18, 2000 (Inception) to June 30, 2006
	2006	2005

CASH FLOWS FROM OPERATIONS

Net loss	$(150,718)	$(277,343)	$(2,029,542)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	-	5,049	446,842
Stock issued in lieu of debt	-	-	120,000
Loss on sale of equipment	6,552	-	12,108
Donated services	-	-	13,230
Depreciation	3,143	7,902	23,822
Increase(decrease) in accounts payable	-	2,630	-
Increase in accrued auto allowance	4,200	4,200	24,500
Increase in accrued expenses	1,955	17,668	47,415
Increase in accrued salary -officer	125,000	80,000	554,167
Increase(decrease) in loan from officer	-	-	-
Net cash used for operating activities	(9,868)	(159,894)	(787,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,254)	(62,931)
Proceeds from sale of equipment	7,001	-	27,001
Net cash used in investing activities	7,001	(1,254)	(35,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	47,000	543,388
Issuance of secured debenture	-	100,000	300,000
Repayment of debt to officer	-	-	(20,000)
Net cash used in financing activities	-	147,000	823,388

Net increase (decrease) in cash	(2,867)	(14,148)	-
Cash, beginning of period	2,867	16,075	-
Cash, end of period	$-	$1,927	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

See accountants' review report and accompanying notes.

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

On June 11, 2004, we amended our Articles of Incorporation changing our name from Fortis Enterprises to Renovo Holdings. We also increase the total amount of authorized common stock from 100,000,000 to 500,000,000 shares.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of June 30, 2006 or June 30, 2005.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006 and June 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management does not expect adoption of SFAS 123(R) to have a material impact on the Company's financial statements.

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

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at June 30, 2006 and 2005:

	2006	2005
Software	527	527
	23,822	62,932
Less accumulated depreciation	(23,822)	(13,773)
Total	-	49,159

Depreciation expense for the six months ended June 30, 2006 and 2005 totaled $3,143 and $7,903, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the six months ended June 30, 2006 and 2005, $0 and $20,000 of these debentures were converted to 0 and 21,637,426 shares of common stock, respectively.

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

	For the six months ended
	June 30,
	2006	2005
Gross deferred tax asset	$ 625,000	$ 475,000
Gross deferred tax liability	-	-
Valuation allowance	(625,000)	(475,000)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the six months ended June 30, 2006 or 2005.

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

From November 11, 2003, to December 22, 2003 the Company issued 24,881 shares of its $0.001 par value common stock valued at $3,000 to Cynthia Wainwright pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

From November 11, 2003, to December 22, 2003 the Company issued 236,363 shares of its $0.001 par value common stock valued at $30,000 to Loren Brown pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

From November 11, 2003, to December 22, 2003 the Company issued 118,181 shares of its $0.001 par value common stock valued at $15,000 to Matt Lettau pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

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

On February 10, 2004, the Company issued 140,000 shares of its common stock to Michael Manion for consulting services valued at $10,000.

On February 23, 2004, the Company issued 306,250 shares of its common stock to various individuals for consulting services valued at $24,500.

On March 30, 2004, the Company issued 970,000 shares of its common stock to various individuals for consulting services valued at $29,200.

On May 11, 2004, the Company filed a Form S-8 registering 15,625,000 shares of its common stock under the 2004 Consultant and Employee Stock Compensation Plan.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

There have been no other issuances of common stock as of June 30, 2006.

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended June 30, 2006 in excess of $2,029,000. The Company’s current liabilities exceed its current assets by $846,082. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $579,000 and $440,000 at June 30, 2006 and 2005, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

Note 9 – Commitments and contingent liabilities

Lease commitments - The Company leases certain office premises under non-cancelable operating leases. The leases expire in October 2006 and require the Company to pay real estate taxes, insurance and other costs.

Aggregate minimum rental commitments at June 30, 2006 under non-cancelable operating leases are summarized as follows:

Year ending	Gross
December 31,	Rentals
2006	$40,026
$40,026

Rental expense included in operations totaled approximately $0 and $15,000 for the six months ended June 30, 2006 and 2005, respectively.

Legal matters - The Company is occasionally a party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

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

During the six months ended June 30, 2006, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the six months ended June 30, 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	the unavailability of funds for capital expenditures;
•	the ability to locate potential merger or acquisition candidates.

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

We have continuously incurred losses since inception. For the quarter ended June 30, 2006 we had a net loss of $78,031 as compared to a net loss of $103,164 for the quarter ended June 30, 2005.

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

On September 26, 2005, Renovo and our sole officer, director and principal stockholder, Stephen W. Carnes, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ei3 Corporation, a Delaware corporation (“ei3”). Pursuant to the terms of the Merger Agreement, we were to reincorporate in Delaware and then merge (the "Merger") with ei3, with Renovo as the surviving corporation of Merger.

On May 15, 2006, the Agreement and Plan of Merger, as amended, by and among the Company, our sole officer, director and principal stockholder, Stephen W. Carnes, and ei3 was terminated. We had been evaluating a potential extension of the merger agreement, however, as of June 7, 2006 our sole board member decided to terminate all communications and negotiations with ei3.

As a result of the termination of the merger agreement, the Company will continue to be a “shell” company and will seek potential merger or acquisition targets.

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

Liquidity and Capital Resources

During April 2006, we executed three (3) Note Payables with Stephen W. Carnes for a total amount of $9,731.31. Pursuant to the notes we promised to pay to Mr. Carnes the total sum of $9,731.31 of paid expenses and loans by Mr. Carnes on behalf of the Company that have accrued in April 2006. The notes were to be paid in full on or before July 15, 2006. The delay of payment beyond July 15, 2006 resulted in interest beginning to accrue at a rate of 12% interest.

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

As of June 30, 2006, we had 1 employee. We are dependent upon Steve W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarters ended June 30, 2006 and June 30, 2005 we incurred net losses of $78,031 and $103,164, respectively. Our accumulated deficit at the end of June 30, 2006 was $2,029,542. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on June 30, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended June 30, 2006 which means that our current liabilities exceeded our current assets on June 30, 2006 by $846,082. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on June 30, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Stephen W. Carnes, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Carnes, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reports on Form 8-K

Form 8-K filed on June 12, 2006; Termination of Amended Agreement and Plan of Merger (ei3).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RENOVO HOLDINGS(Registrant)

By: /s/ Stephen W. Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: August 11, 2006