Form 10QSB
period 2006-09-30
RENOVO HOLDINGS
filed 2006-11-14
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 8, 2006, was 499,854,216 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Renovo Holdings

We have reviewed the accompanying balance sheets of Renovo Holdings, a Development Stage Company, as of September 30, 2006 and 2005 and the related statements of operations for the three-months and nine-months then ended and related statements of cash flows for the nine-months then ended. These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

Denver, Colorado

November 13, 2006

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$-	$2,867
Total current assets	-	2,867

Equipment, net of accumulated depreciation	-	16,696
Total Assets	$-	$19,563
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,685	$-
Payroll taxes payable	24,111	24,111
Accrued interest payable	26,212	17,488
Accrued auto allowance	24,500	20,300
Accrued reimbursement to officer	1,650	3,861
Accrued salary - officer	572,833	429,167
Secured convertible debenture	220,000	220,000
Total current liabilities	870,991	714,927

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no
shares issued and outstanding as of September 30, 2006
and December 31, 2005	-	-
Common stock, $.001 par value, authorized 500,000,000
shares; 499,854,216 and 485,479,216 issued and outstanding
as of September 30, 2006 and December 31, 2005	499,854	485,479
Additional paid-in capital	706,606	697,981
Deficit accumulated during development stage	(2,077,451)	(1,878,824)
Total stockholders' deficit	(870,991)	(695,364)
Total liabilities and stockholders' deficit	$-	$19,563

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period October 18, 2000 (Inception) to September 30,
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Loss on sale of property	-	-	6,552	-	12,108
General and Administrative	2,263	9,253	6,451	79,273	330,854
Depreciation	-	3,879	3,143	11,782	23,822
Advertising	-	-	-	39,750	286,900
Consulting	-	-	-	22,500	411,500
Officer salary	41,667	62,500	166,667	187,500	770,834
Legal and accounting	1,072	-	2,892	-	100,194
Auto Allowance	-	2,100	4,200	6,300	24,500
Interest expense	2,908	2,908	8,724	10,878	30,468
Other services - related party	-	-	-	-	72,500
Other expense	-	-	-	-	13,771
Total expenses	47,910	80,640	198,629	357,983	2,077,451
Net loss	$ (47,910)	$ (80,640)	$ (198,629)	$ (357,983)	$ (2,077,451)

Weighted average number of common
shares outstanding, basic and fully diluted	341,167,042	376,783,564	339,613,127	287,935,582	339,613,127

Net loss per weighted share
basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

					Accumulated During Developmental Stage (Deficit)	Total Stockholder's Equity
			Stock subscriptions receivable	Additional Paid-in Capital
	Common Stock
	Shares	Amount
10/18/2000 - (inception)

Shares issued for services	20,000,000	$200	$-	$4,800	$-	$5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance - December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss for year	-	-	-	-	(7,429)	(7,429)
Balance - December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization
adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss for year	-	-	-	-	(10,647)	(10,647)
Balance - December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306

Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss for year	-	-	-	-	(313,527)	(313,527)
Balance - December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to
equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss for year	-	-	-	-	(1,099,313)	(1,099,313)
Balance - December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)

Shares issued related to
equity distribution agreement	83,758,696	83,759	47,000	18,449	-	149,208
Shares issued for debt repayment	221,637,426	221,637	-	(80,795)	-	140,842
Shares issued for services	9,950,000	9,950	-	(7,950)	-	2,000
Net loss for year					(435,057)	(435,057)
Balance - December 31, 2005	485,479,216	485,479	-	697,981	(1,878,822)	(695,362)

Shares issued in payment for
officer salaries payable	14,375,000	14,375	-	8,625	-	23,000
Net loss September 30, 2006					(198,629)	(198,629)
Balance - September 30, 2006	499,854,216	$499,854	$-	$706,606	$(2,077,451)	$(870,991)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		For the Period October 18, 2000 (Inception) to September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATIONS

Net loss	$(198,629)	$(357,983)	$(2,077,451)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	-	5,050	329,700
Loss on sale of equipment	6,552	-	12,108
Donated services	-	-	13,230
Depreciation	3,143	11,782	23,822
Increase(decrease) in accounts payable	1,685	(2,516)	1,164
Increase in accrued auto allowance	4,200	6,300	24,500
Increase in accrued expenses	15,726	34,943	52,816
Increase in accrued salary -officer	166,667	142,500	760,834
Increase(decrease) in loan from officer	(2,211)	-	20,010
Net cash used for operating activities	(2,867)	(159,924)	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,254)	(62,931)
Proceeds from sale of equipment	-	-	20,000
Net cash used in investing activities	-	(1,254)	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	47,000	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	100,000	100,000
Payment of accrued salary to officer	-	-	(165,000)
Repayment of debt to officer	-	-	(19,000)
Net cash used in financing activities	-	147,000	882,198

Net increase (decrease) in cash	(2,867)	(14,178)	-
Cash, beginning of period	2,867	16,075	-
Cash, end of period	$-	$1,897	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of September 30, 2006 or September 30, 2005.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006 and September 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at September 30, 2006 and 2005:

	2006	2005
Computers	-	19,880
Office equipment	-	15,163
Vehicles	-	27,362
Software	-	527
	-	62,932
Less accumulated depreciation	-	(13,773)
Total	-	49,159

Depreciation expense for the nine months ended September 30, 2006 and 2005 totaled $3,143 and $7,903, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the nine months ended September 30, 2006 and 2005, $0 and $20,000 of these debentures were converted to 0 and 21,637,426 shares of common stock, respectively.

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

	For the nine months ended
	September 30,
	2006	2005
Gross deferred tax asset	$ 625,000	$ 475,000
Gross deferred tax liability	-	-
Valuation allowance	(625,000)	(475,000)
Net deferred tax asset	$ -	$ -

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

The Company did not pay any income taxes during the nine months ended September 30, 2006 or 2005.

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

From November 11, 2003 to December 22, 2003, the Company issued 24,881 shares of its $0.001 par value common stock valued at $3,000 to Cynthia Wainwright pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

From November 11, 2003 to December 22, 2003, the Company issued 236,363 shares of its $0.001 par value common stock valued at $30,000 to Loren Brown pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

From November 11, 2003 to December 22, 2003, the Company issued 118,181 shares of its $0.001 par value common stock valued at $15,000 to Matt Lettau pursuant to a Consulting Agreement we entered into on October 1, 2003. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003.

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

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

On September 7, 2006, the Company issued 14,375,000 shares of its par value common stock to its sole officer in exchange for accrued salaries valued at $23,000.

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

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $579,000 and $440,000 at September 30, 2006 and 2005, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

Note 9 – Commitments and contingent liabilities

Lease commitments - The Company leases certain office premises under non-cancelable operating leases. The leases expire in October 2006 and require the Company to pay real estate taxes, insurance and other costs.

Aggregate minimum rental commitments at September 30, 2006 under non-cancelable operating leases are summarized as follows:

Year ending	Gross
December 31,	Rentals
2006	$ 40,026
$ 40,026

Rental expense included in operations totaled approximately $0 and $15,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

During the nine months ended September 30, 2006, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are

RENOVO HOLDINGS

(a Development Stage Company)

Notes to Financial Statements

recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the nine months ended September 30, 2006.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	the unavailability of funds for capital expenditures;
o	the ability to locate potential merger or acquisition candidates.

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

We have continuously incurred losses since inception. For the quarter ended September 30, 2006 we had a net loss of $47,910 as compared to a net loss of $80,640 for the quarter ended September 30, 2005.

Plan of Operation

Our original plan of operation was to position Renovo to provide complete loss management and restoration services to residential, commercial, industrial, and institutional properties. Initially, we were seeking to establish Renovo in the Florida market, with the ability to expedite the recovery process, with the eventual capability of responding to loss and restoration across the United States. However, as a result of our lack of revenue generation, we have not been satisfied with our business plan or original plan of operation. Therefore, we re-assessed our business plan, and we are aggressively seeking out other business opportunities in an effort to substantiate stockholder value.

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

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete an acquisition.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

As of September 30, 2006, we had 1 employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarters ended September 30, 2006 and September 30, 2005 we incurred net losses of $47,910 and $80,640, respectively. Our accumulated deficit at the end of September 30, 2006 was $2,077,451. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on September 30, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the three months ended September 30, 2006 which means that our current liabilities exceeded our current assets on September 30, 2006 by $870,991. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2006 were not sufficient to satisfy all of our current liabilities on September 30, 2006. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 7, 2006, we issued 14,375,000 shares of our restricted common stock to Stephen W. Carnes for employment services. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision.

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

Date: November 14, 2006