Form 10KSB
period 2006-12-31
RENOVO HOLDINGS
filed 2007-04-02
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Name of small business issuer in its charter)

Nevada	90-0224622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1375 Semoran Blvd.
Casselberry, Florida	32707
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (407) 599-2886

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 8, 2007 was $156,311.49 based on a share value of $0.00065.

The number of shares of Common Stock, $0.001 par value, outstanding on March 8, 2007 was 499,854,216 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RENOVO HOLDINGS

(A Development Stage Company)

FORM 10-KSB

For The Fiscal Year Ended December 31, 2006

INDEX

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

On June 14, 2004, we changed our name from Fortis Enterprises to Renovo Holdings. We also increased our total authorized shares of common stock from 100,000,000 shares to 500,000,000 shares.

For the years ended December 31, 2006 and December 31, 2005, we incurred net losses of $421,223 and $435,059 respectively. Our accumulated deficit at the end of December 31, 2006 was $2,300,045. As a result of our losses, our audited financial statements for the year ended December 31, 2006, indicate that there is substantial doubt about our ability to continue as a going concern.

(b) Our Business

Initially, we were seeking to establish Renovo in the Florida restoration market, with the ability to expedite the recovery process, with eventual capability of responding to loss and restoration across the United States. However, as a result of our lack of revenue generation, we have not been satisfied with our business plan, and we are aggressively seeking other business opportunities in an effort to substantiate stockholder value, including mergers with or the acquisition of private companies. We have not focused on any one market.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management is seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have no cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services, or trades; name identification; and
•	other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Employees

As of December 31, 2006, we had one employee, Stephen W. Carnes.

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

We do not lease or rent any property. In January 8, 2007, we relocated our executive office to 1375 Semoran Blvd., Casselberry, FL 32707. Office space and related services are provided at no charge by our sole officer and director.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	2006		2005
	High	Low	High	Low
1st Quarter	0.0036	0.0016	0.004	0.0004
2nd Quarter	0.0018	0.0007	0.0011	0.0002
3rd Quarter	0.0026	0.0008	0.0086	0.0003
4th Quarter	0.0019	0.0005	0.004	0.0015

(b) Holders of Common Stock

As of March 8, 2007, we had approximately 44 stockholders of record of the 499,854,216 shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Employee and Consultant Stock Compensation Plans

Effective August 26, 2003, we adopted an Employee and Consultant Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 3,000,000 shares. As of December 31, 2006, 2,564,493 shares have been granted under this plan.

Effective May 11, 2004, we adopted another Employee and Consultant Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 15,000,000 shares. As of December 31, 2006, 3,508,207 shares have been issued under this plan.

Equity Compensation Plans Information

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2006 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

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

Recent Sales of Unregistered Securities

We did not sale or issue any securities in the forth quarter of 2006 or as of the date of this filing.

ITEM 6.	PLAN OF OPERATION.

Overview

Renovo Holdings is a Development Stage Company that intended to capitalize upon the niche market opportunities within the commercial and residential restoration service markets.

As a company in an early development stage, our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the fiscal year 2006 we did not have any cash available.

We have continuously incurred losses since inception. For the year ended December 31, 2006 we had a net loss of $421,223 as compared to a net loss of $435,059 for the year ended December 31, 2005.

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

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. We meet the definition of a “blank check” company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

We will not acquire or merge with any entity which does not intend to provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

Satisfaction of our cash obligation for the next 12 months.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues within the next twelve months, unless we successfully complete a merger or acquisition with a company generating revenues from operations.

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

Liquidity and Capital Resources

During April 2006, we executed three Notes to Stephen W. Carnes for a total amount of $9,731.31 for expenses paid by Mr. Carnes on our behalf. The notes were to be paid in full on or before July 15, 2006. The delay of payment beyond July 15, 2006 resulted in interest beginning to accrue at a rate of 12% interest.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain our operations. As a result, we will be required to seek additional capital to fund our operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks we must, among other things, locate suitable acquisition targets, obtain a customer base, implement and successfully execute a business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position is inadequate to pay all of the costs associated with its intended business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

As of December 31, 2006, we had 1 part-time employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff if and when we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2006 and December 31, 2005 we incurred net losses of $421,223 and $435,059 respectively. Our accumulated deficit at the end of December 31, 2006 was $2,300,045. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We have not accounted for the withholding of federal or state taxes upon the issuance of common stock for services rendered by our officer, employees and consultants, which may subject us to substantial tax liabilities, including penalties and interest.

In 2006, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

Renovo will need to raise additional capital or debt funding to sustain operations.

We will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to establish revenues. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot be assured that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations and the search for acquisition candidates. Any of these events could be materially harmful to our business and may result in a lower stock price.

We have been the subject of a going concern opinion for the years ended December 31, 2006 and December 31, 2005 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2006 and December 31, 2005, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have sufficient cash on hand to continue operations for the next twelve months. In order to be able to continue operations for the next twelve months we will need to obtain funding through equity or debt financing.

We are subject to a working capital deficit, which means that our current assets on December 31, 2065, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2006, which means that our current liabilities exceeded our current assets on December 31, 2006 by $1,093,585. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-19 of this Form 10-KSB.

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

ITEM 8.B.	OTHER INFORMATION.

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS and CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Duties, Responsibilities and Experience

Stephen W. Carnes, age 42, is Chief Executive Officer, President, Secretary/Treasurer and Director of the Company since July of 2004. Mr. Carnes is also the President, CEO and a director of Signature Leisure, Inc., a publicly traded company trading on the OTC Bulletin Board. From 2000 to 2003, Mr. Carnes was founder and co-owner of a private public relations firm that assisted companies with marketing and public relations. From 1998 to 2003, Mr. Carnes has been self-employed as an independent manufacturers representative acting as an outside sales representative for various companies. From 1982 thru 1986, Mr. Carnes attended Indiana University at Fort Wayne, Indiana and received a B.S. degree in Business Administration.

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

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Stephen W. Carnes, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of Renovo;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to Renovo’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2006, Renovo received no recommendation for Directors from its stockholders.

Renovo will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of Renovo for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for Renovo’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to Renovo’s Secretary at the following address: 1375 Semoran Blvd., Casselberry, Florida 32707.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2006, Stephen W. Carnes was current in his filings.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table summarizes the total compensation paid or earned by the named executive officer and director for the fiscal years ended December 31, 2006 and 2005. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Stephen W. Carnes,
President	2006	$250,000 (1)	-0-	-0-	-0-	-0-	-0-	$8,400 (2)	$258,400
	2005	$250,000 (3)	-0-	-0-	-0-	-0-	-0-	$8,400 (4)	$258,400

(1)	Of the $250,000, $0 was paid, $23,000 was paid in shares of our restricted common stock and the remaining $227,000 was accrued for the year 2006.
(2)	Pursuant to Mr. Carnes employment agreement, we agreed to give him an automobile allowance of $700 per month, of which all was accrued for the year 2006.
(3)	Of the $250,000, $45,000 was paid, $120,000 was paid in shares of our restricted common stock and the remaining $85,000 was accrued for the year 2005.
(4)	Pursuant to Mr. Carnes employment agreement, we agreed to give him an automobile allowance of $700 per month, of which all was accrued for the year 2005.

Employment Agreement

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement was for a period of three years, it commenced on August 1, 2003 and terminated on July 31, 2006. On August 1, 2006, we extended the termination date to July 31, 2010. Pursuant to the agreement we agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will also receive an automobile allowance of $700 per month. Mr. Carnes has agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary.

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

Compensation of Directors

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 8, 2007 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our director and executive officer. The percentage of beneficial ownership for the following table is based on 499,854,216 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 8, 2007 pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Stephen W. Carnes 4185 West Lake Mary Blvd., Ste. 137 Lake Mary, Florida 32746	259,375,000	52%
Director & Officer	259,375,000	52%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Employment Agreement with Steve Carnes

On September 3, 2003, we entered into an Employment Agreement with Stephen W. Carnes, wherein Mr. Carnes agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company. The term of the Agreement was for a period of three years, it commenced on August 1, 2003 and terminated on July 31, 2006. On August 1, 2006, we extended the termination date to July 31, 2010. Pursuant to the agreement we agreed to pay Mr. Carnes a salary at an annual rate equal to the sum of $250,000. A bonus in the amount of $500,000 will be paid to Mr. Carnes upon successfully completing the opening or merger/acquisition of our first operating business unit. A bonus of $250,000 will be compensated to Mr. Carnes for each additional merger and/or acquisition and/or business unit start-up Mr. Carnes brings to the Company. Mr. Carnes will also receive an automobile allowance of $700 per month. Mr. Carnes has agreed to accrue such portions of his salary as deemed relevant by the board of directors until such time as the Company is adequately capitalized and able to pay such salary.

On August 17, 2005, we issued 200,000,000 shares of our common stock to Mr. Carnes as partial payment of accrued salary, valued at $120,000.

On September 6, 2006, we issued 14,375,000 shares of our common stock to Mr. Carnes as partial payment of accrued salary, valued at $23,000.

Reimbursements/ Salary Accrued

As of December 31, 2006, Mr. Carnes had accrued reimbursements of $1,650, accrued salary of $656,166 and accrued auto allowance of $28,700.

Director Independence

The Board of Directors has concluded that Stephen W. Carnes, being the sole director of the Company is not considered an independent director in accordance with the director independence standards of the American Stock Exchange.

ITEM 13.	EXHIBITS.

(a)	Exhibits
			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2.1	Letter of Intent to acquire James Bar Contractors, Inc. dated October 23, 2003		SB-2		2.1	6/30/04

2.2	Agreement and Plan of Merger with ei3 Corporation, dated September 26, 2005		8-K		2.1	9/29/05

2.3	Amendment No. 1 to Agreement and Plan of Merger with ei3 Corporation, dated November 22, 2005		8-K		2.1	11/28/05

2.4	Amendment No. 2 to Agreement and Plan of Merger with ei3 Corporation, dated February 14, 2006		8-K		2.1	2/14/06

3(i).1	Articles of Incorporation dated October 17, 2000		10-SB		3(i)(a)	2/20/02

3(i).2	Certificate of Amendment to Articles of Incorporation dated January 10, 2002		10-SB		3(i)(b)	2/20/02

3(i).3	Certificate of Amendment to Articles of Incorporation dated July 14, 2003		10-QSB	6/30/03	3(i)	8/6/03

3(i).4	Certificate of Amendment of Articles of Incorporation dated June 19, 2004		SB-2		3(i).4	6/30/04

3(ii).1	Bylaws dated October 17, 2002		10-SB		3(ii)	2/20/02

10.1	Employment Agreement with Stephen W. Carnes dated September 3, 2003		10-QSB	9/30/03	10.1	11/14/03

10.2	Independent Contractor Agreement with Cynthia Wainwright dated October 1, 2003		10-QSB	9/30/03	10.3	11/14/03

10.3	Independent Contractor Agreement with Loren Brown dated October 1, 2003		10-QSB	9/30/03	10.4	11/14/03

10.4	Independent Contractor Agreement with Matt Lettau dated October 1, 2003		10-QSB	9/30/03	10.5	11/14/03

10.5	Consulting Agreement with Mark Broersma dated August 27, 2003		10-QSB	9/30/03	10.6	11/14/03

10.6	Consulting Agreement with Mike Barr dated August 27, 2003		10-QSB	9/30/03	10.7	11/14/03

10.7	Consulting Agreement with Florida Catastrophe Corp. dated September 17, 2003		8-K		10	9/17/03

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.8	Letter Agreement with Source Capital Group, Inc. dated January 21, 2004		10-KSB	12/31/03	10.8	3/30/04

10.9	Consulting Agreement with Mark Broersma dated April 29, 2004		10-QSB	3/31/04	10.2	5/17/04

10.10	Consulting Agreement with Mike Barr dated April 29, 2004		10-QSB	3/31/04	10.3	5/17/04

10.11	Consulting Agreement with VBg Design dated April 29, 2004		10-QSB	3/31/04	10.4	5/17/04

10.12	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.14	6/30/04

10.13	Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.15	6/30/04

10.14	Escrow Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.16	6/30/04

10.15	Placement Agent Agreement with Cornell Capital Partners, LP and Newbridge Securities Corporation dated April 14, 2004		SB-2		10.17	6/30/04

10.16	Securities Purchase Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.18	6/30/04

10.17	Secured Convertible Debenture dated April 14, 2004		SB-2		10.19	6/30/04

10.18	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.20	6/30/04

10.19	Security Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.21	6/30/04

10.20	Warrant Agreement dated April 14, 2004		SB-2		10.22	6/30/04

10.21	Escrow Agreement with Butler Gonzalez, LLP dated April 14, 2004		SB-2		10.23	6/30/04

10.22	Assumption Agreement with Stephen W. Carnes dated September 26, 2005		8-K		10.1	9/29/05

31	Certification of Stephen W. Carnes pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification of Stephen W. Carnes pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Jaspers + Hal, PC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $4,500 and $6,000.

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

Dated: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Stephen Carnes	CEO/President	April 2, 2007
Stephen W. Carnes	Secretary/Treasurer Chief Accounting Officer Director

TABLE OF CONTENTS

PAGE

Independent Auditors’ Report	F-1

Balance Sheets	F-2

Statement of Operations	F-3

Statement of Stockholders’ Equity	F-4 – F-5

Statement of Cash Flows	F-6

Footnotes	F-7 – F-19

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Renovo Holdings, Inc.

We have audited the accompanying balance sheet of Renovo Holdings, (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period October 18, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovo Holdings at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year then ended and for the period October 18, 2000 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

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

 /s/Jaspers + Hall, PC

March 13, 2007

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$-	$2,867
Total current assets	-	2,867

Equipment, net of accumulated depreciation	-	16,696

Total Assets	$-	$19,563
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$84,299	$-
Payroll taxes payable	24,111	24,111
Accrued interest payable	29,120	17,488
Accrued auto allowance	28,700	20,300
Accrued reimbursement to officer	1,650	3,861
Accrued salary - officer	656,166	429,167
Accrued redemption premium	49,539	-
Secured convertible debenture	220,000	220,000
Total current liabilities	1,093,585	714,927

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of December 31, 2006 and December 31, 2005	-	-
Common stock, $.001 par value, authorized 500,000,000 shares; 499,854,216 and 485,479,216 issued and outstanding as of December 31, 2006 and December 31, 2005	499,854	485,479
Additional paid-in capital	706,606	697,981
Deficit accumulated during development stage	(2,300,045)	(1,878,824)
Total stockholders' deficit	(1,093,585)	(695,364)
Total liabilities and stockholders' deficit	$-	$19,563

See accountants’ review report and accompanying notes.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period October 18, 2000 (Inception) to December 31, 2006
	Twelve Months Ended December 31,
	2006	2005

Revenue	$-	$-	$-

Expenses:
Loss on sale of property	6,552	5,556	12,108
General and Administrative	2,562	54,666	326,965
Depreciation	3,142	14,809	23,821
Advertising	-	39,750	286,900
Consulting	-	22,500	411,500
Officer salary	250,000	250,000	854,167
Legal and accounting	89,396	25,592	186,698
Auto Allowance	8,400	8,400	28,700
Interest expense	11,632	13,786	33,376
Redemption premium	49,539	-	49,539
Other services - related party	-	-	72,500
Other expense	-	-	13,771
Total expenses	421,223	435,059	2,300,045
Net loss	$(421,223)	$(435,059)	$(2,300,045)

Weighted average number of common
shares outstanding, basic and fully diluted	343,037,333	338,823,292	343,037,333

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.00)	$(0.01)

See accountants’ review report and accompanying notes.

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

See accountants’ review report and accompanying notes.

RENOVO HOLDINGS

(A Development Stage Company)

October 18, 2000, (Inception) to December 31, 2005

STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated During Developmental Stage (Deficit)	Total Stockholder's Equity
			Stock subscriptions receivable	Additional Paid-in Capital
	Common Stock
	Shares	Amount

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to
equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss for year	-	-	-	-	(1,099,313)	(1,099,313)
Balance - December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)

Shares issued related to
equity distribution agreement	83,758,696	83,759	47,000	18,449	-	149,208
Shares issued for debt repayment	221,637,426	221,637	-	(80,795)	-	140,842
Shares issued for services	9,950,000	9,950	-	(7,950)	-	2,000
Net loss for year					(435,057)	(435,057)
Balance - December 31, 2005	485,479,216	485,479	-	697,981	(1,878,822)	(695,362)

Shares issued in payment for
officer salaries payable	14,375,000	14,375	-	8,625	-	23,000
Net loss December 31, 2006					(421,223)	(421,223)
Balance - December 31, 2006	499,854,216	$499,854	$-	$706,606	$(2,300,045)	$(1,093,585)

See accountants’ review report and accompanying notes.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period October 18, 2000 (Inception) to December 31, 2006
	Twelve Months Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATIONS

Net loss	$(421,223)	$(435,059)	$(2,300,045)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	-	22,500	329,700
Loss on sale of equipment	6,552	5,556	12,108
Donated services	-	-	13,230
Depreciation	3,142	14,809	23,821
Increase(decrease) in accounts payable	84,299	(2,516)	83,778
Increase in accrued auto allowance	8,400	8,400	28,700
Increase in accrued expenses	68,174	11,826	105,264
Increase in accrued salary -officer	250,000	250,000	844,167
Increase(decrease) in loan from officer	(2,211)	22,221	20,010
Net cash used for operating activities	(2,867)	(102,263)	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,255)	(62,931)
Proceeds from sale of equipment	-	20,000	20,000
Net cash used in investing activities	-	18,745	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	126,500	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	100,000	100,000
Payment of accrued salary to officer	-	(165,000)	(165,000)
Repayment of debt to officer	-	(19,000)	(19,000)
Net cash used in financing activities	-	42,500	882,198

Net increase (decrease) in cash	(2,867)	(41,018)	-
Cash, beginning of period	2,867	43,885	-
Cash, end of period	$-	$2,867	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

See accountants’ review report and accompanying notes.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

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

On June 11, 2004, we amended our Articles of Incorporation changing our name from Fortis Enterprises to Renovo Holdings. We also increased the total amount of authorized common stock from 100,000,000 to 500,000,000 shares.

Accounting period

The Company has adopted an annual accounting period of January 1 through December 31.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2006 or December 31, 2005.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

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

Recent pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control ever financial reporting. The internal control report must include a statement,

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2005 the SEC’s advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some Companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

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

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

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

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a)   Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b)   Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c)   Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

d)      Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

e)   Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In March 2006, The FASB issued SEAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a)      Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

b)     Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

c)      Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

d)At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e)      Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at December 31, 2006 and 2005:

	2006	2005
Computers	-	17,739
Office equipment	-	6,508
Software	-	527
	-	24,774
Less accumulated depreciation	-	(8,078)
Total	-	16,696

Depreciation expense for the years ended December 31, 2006 and 2005 totaled $3,143 and $11,782, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the years ended December 31, 2006 and 2005, $0 and $20,000 of these debentures were converted to 0 and 21,637,426 shares of common stock, respectively.

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
0%

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

Net deferred tax assets consist of the following:

The Company did not pay any income taxes during the years ended December 31, 2006 or 2005.

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

On September 30, 2006, the Company issued 14,375,000 shares of its par value common stock to its sole officer in exchange for accrued salaries valued at $23,000.

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

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 18, 2000 (inception) through the period ended December 31, 2006 in excess of $2,300,000. The Company’s current liabilities exceed its current assets by $1,093,585. In addition, the Company's development activities since inception have been financially sustained through equity financing.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $685,000 and $450,000 at December 31, 2006 and 2005, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

Note 9 – Commitments and contingent liabilities

Lease commitments - The Company leases certain office premises under non-cancelable operating leases. The leases expire in October 2006 and require the Company to pay real estate taxes, insurance and other costs.

Aggregate minimum rental commitments at December 31, 2006 under non-cancelable operating leases are summarized as follows:

Year ending	Gross
December 31,	Rentals
2006	$ 40,026
$ 40,026

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(continued)

Rental expense included in operations totaled approximately $0 and $15,000 for the years ended December 31, 2006 and 2005, respectively.

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

During the year ended December 31, 2006, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the year ended December 31, 2006.