Form 10QSB
period 2007-03-31
RENOVO HOLDINGS
filed 2007-05-15
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Exact name of small business issuer as specified in its charter)

Nevada	90-0224622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2007, was 499,854,216 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

March 31,
ASSETS	2007
Total Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$91,069
Payroll taxes payable	24,111
Accrued interest payable	32,027
Accrued auto allowance	30,800
Accrued reimbursement to officer	2,600
Accrued salary - officer	718,667
Accrued redemption premium	49,539
Secured convertible debenture	220,000
Total current liabilities	1,168,813

Stockholders' deficit:
Preferred stock, $0.001 par value authorized 5,000,000; no	-
shares issued and outstanding as of March 31, 2007 and 2006, respectively

Common stock, $0.001 par value, authorized 500,000,000
shares; 499,854,216 and 485,479,216 issued and outstanding
as of March 31, 2007 and 2006, respectively	499,854

Additional paid-in capital	706,606

Deficit accumulated during development stage	(2,375,273)
Total stockholders' deficit	(1,168,813)
Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the Period October 18, 2000 (Inception) to March 31, 2007
	Three Months Ended March, 31
	2007	2006

Revenue	$-	$-	$-

Expenses:
Loss on sale of property	-	-	12,108
General and Administrative	220	330	327,185
Depreciation	-	1,874	23,821
Advertising	-	-	286,900
Consulting	-	-	411,500
Officer salary	62,500	62,501	916,667
Legal and accounting	7,500	3,000	194,198
Auto Allowance	2,100	2,100	30,800
Interest expense	2,908	2,908	36,284
Redemption premium	-	-	49,539
Other services - related party	-	-	72,500
Other expense	-	-	13,771
Total expenses	75,228	72,713	2,375,273
Net loss	$(75,228)	$(72,713)	$(2,375,273)

Weighted average number of common
shares outstanding, basic and fully diluted	499,854,216	338,823,292

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Accumulated During Developmental Stage (Deficit)	Total Stockholder's Equity
			Stock subscriptions receivable	Additional Paid-in Capital
	Common Stock
	Shares	Amount
October 18, 2000 - (inception)
Shares issued for services	20,000,000	$200	$-	$4,800	$-	$5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance - December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss for year	-	-	-	-	(7,429)	(7,429)
Balance - December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization
adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss for year	-	-	-	-	(10,647)	(10,647)
Balance - December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306

Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss for year	-	-	-	-	(313,527)	(313,527)
Balance - December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to
equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss for year	-	-	-	-	(1,099,313)	(1,099,313)
Balance - December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)

Shares issued related to
equity distribution agreement	83,758,696	83,759	47,000	18,449	-	149,208
Shares issued for debt repayment	221,637,426	221,637	-	(80,795)	-	140,842
Shares issued for services	9,950,000	9,950	-	(7,950)	-	2,000
Net loss for year					(435,057)	(435,057)
Balance - December 31, 2005	485,479,216	485,479	-	697,981	(1,878,822)	(695,362)

Shares issued in payment for
officer salaries payable	14,375,000	14,375	-	8,625	-	23,000
Net loss December 31, 2006					(421,223)	(421,223)
Balance - December 31, 2006	499,854,216	499,854	-	706,606	(2,300,045)	(1,093,585)

Net loss March 31, 2007					(75,228)	(75,228)
Balance - March 31, 2007	499,854,216	$499,854	$-	$706,606	$(2,375,273)	$(1,168,813)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period October 18, 2000 (Inception) to March 31, 2007
	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATIONS

Net loss	$(75,228)	$(72,713)	$(2,375,273)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	-	-	329,700
Loss on sale of equipment	-	-	12,108
Donated services	-	-	13,230
Depreciation	-	1,875	23,821
Increase(decrease) in accounts payable	6,770	-	90,548
Increase in accrued auto allowance	2,100	2,100	30,800
Increase in accrued expenses	2,908	2,908	108,172
Increase in accrued salary -officer	62,500	62,500	906,667
Increase in loan from officer	950	3,000	20,960
Net cash used for operating activities	-	(330)	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(62,931)
Proceeds from sale of equipment	-	-	20,000
Net cash used in investing activities	-	-	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	-	100,000
Payment of accrued salary to officer	-	-	(165,000)
Repayment of debt to officer	-	-	(19,000)
Net cash used in financing activities	-	-	882,198

Net increase (decrease) in cash	-	(330)	-
Cash, beginning of period	-	2,867	-
Cash, end of period	$-	$2,537	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

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

MARCH 31, 2007 AND 2006

(Unaudited)

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the three months ended March 31, 2007 and 2006.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

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

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at March 31, 2007 and 2006:

	2007	2006
Computers	-	17,739
Office equipment	-	6,508
Software	-	527
	-	24,774
Less accumulated depreciation	-	(9,952)
Total	-	14,822

Depreciation expense for the three months ended March 31, 2007 and 2006 totaled $-0- and $1,875, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity. At March 31, 2007 and 2006 secured convertible debentures issued and outstanding were $220,000 and $220,000, respectively.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the three months ended March 31, 2007 and 2006, none of these debentures were converted to shares of common stock.

The Company may redeem a portion or all of these debentures with 15 days notice for 120% of the amount redeemed, plus accrued interest.

Note 4 – Income taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carryforwards aggregating approximately $2,400,000, which expire through 2025. The deferred tax asset of approximately $800,000 related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

	For the three months ended
	March 31,
	2007	2006
Gross deferred tax asset	$ 800,000	$ 625,000
Gross deferred tax liability	-	-
Valuation allowance	(800,000)	(625,000)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the three months ended March 31, 2007 and 2006.

Note 5 – Stockholders’ equity

On September 30, 2006, the Company issued 14,375,000 shares of its par value common stock to its sole officer in exchange for accrued salaries valued at $23,000.

There have been no other issuances of common stock since this transaction.

During 2004, management entered into a Standby Equity Distribution Agreement with Cornell Capital Partners (“Cornell”) in order to fund development efforts. This agreement calls for Cornell to purchase up to $5,000,000 of the Company’s common

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

stock at a price based upon recent market activity. Purchases of stock are initiated by the Company as funds are needed in accordance with the agreement.

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended March 31, 2007 of approximately of $2,400,000. The Company’s current liabilities exceed its current assets by $2,375,273. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $752,000 and $521,000 at March 31, 2007 and 2006, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

Note 9 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

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

During the three months ended March 31, 2007, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the three months ended March 31, 2007.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	the unavailability of funds for capital expenditures; and
o	the ability to locate potential merger or acquisition candidates.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Plan of Operation

Overview

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

We have continuously incurred losses since inception. For the three months ended March 31, 2007 we had a net loss of $75,228 as compared to a net loss of $72,713 for the three months ended March 31, 2006.

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

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors. Our sole officer and director and majority shareholder is currently in negotiations to transfer his interest in Renovo to an outside third party. In the event such transaction takes place, it is likely our sole officer and director would resign his positions with the Company.

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

Our sole officer and director and majority stockholder, Steve Carnes, has been negotiating for the sale of his stock to an unaffiliated third-party. As of the date of this report, no definitive agreement has been finalized. When, and if, a definitive agreement is executed, we will file a Form 8-K.

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

Liquidity and Capital Resources

During April 2006, we executed three Notes to Stephen W. Carnes for a total amount of $9,731.31 for expenses paid by Mr. Carnes on our behalf. The notes were to be paid in full on or before July 15, 2006. The delay of payment beyond July 15, 2006 resulted in interest beginning to accrue at a rate of 12% per annum.

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

As of March 31, 2007, we had 1 part-time employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff if and when we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended March 31, 2007 and March 31, 2006 we incurred net losses of $75,228 and $72,713 respectively. Our accumulated deficit at the end of March 31, 2007 was $2,375,273. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on March 31, 2007, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended March 31, 2007, which means that our current liabilities exceeded our current assets on March 31, 2007 by $1,168,813. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2007 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sale or issue any securities in the first quarter of 2007 or as of the date of this filing.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

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

Date: May 15, 2007