Form 10QSB
period 2007-06-30
RENOVO HOLDINGS
filed 2007-08-14
CIK 1143451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2007, was 499,854,216 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Renovo Holdings

We have reviewed the accompanying balance sheet of Renovo Holdings as of June 30, 2007 and the related statements of operations for the three-months and six-months ended June 30, 2007 and 2006, and the related statement of cash flows for the six-months ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

August 14, 2007

RENOVO HOLDINGS

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

June 30,
2007
ASSETS
Current assets:
Cash	$-
Total current assets	-

Equipment, net of accumulated depreciation	-

Total Assets	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$100,576
Payroll taxes payable	24,111
Accrued interest payable	32,997
Accrued auto allowance	31,500
Accrued reimbursement to officer	3,493
Accrued salary - officer	739,500
Accrued redemption premium	49,539
Secured convertible debenture	220,000
Total current liabilities	1,201,716

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no
shares issued and outstanding as of 6/30/07	-

Common stock, $.001 par value, authorized 500,000,000
shares; 499,854,216 issued and outstanding as of 06/30/07	499,854

Additional paid-in capital	706,606

Deficit accumulated during development stage	(2,408,176)
Total stockholders' deficit	(1,201,716)
Total liabilities and stockholders' deficit	$-

See accountants' review report and accompanying notes to the financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					For the Period October 18, 2000 (Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2007
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Loss on sale of property	-	6,552	-	6,552	12,108
General and Administrative	-	856	-	4,187	326,965
Depreciation	-	1,295	-	3,143	23,821
Advertising	-	-	-	-	286,900
Consulting	-	-	-	-	411,500
Officer salary	20,833	62,500	83,333	125,000	937,500
Legal and accounting	10,400	1,820	17,900	1,820	204,598
Auto Allowance	700	2,100	2,800	4,200	31,500
Interest expense	969	2,908	3,877	5,816	37,253
Redemption premium	-	-	-	-	49,539
Other services - related party	-	-	-	-	72,500
Other expense	-	-	220	-	13,992
Total expenses	32,902	78,031	108,130	150,718	2,408,176
Net loss	$(32,902)	$(78,031)	$(108,130)	$(150,718)	$(2,408,176)

Weighted average number of common
shares outstanding, basic and fully diluted	499,854,216	338,823,292	499,854,216	338,823,292

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accountants' review report and accompanying notes to the financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Stock subscriptions receivable	Additional Paid-in Capital	Accumulated During Developmental Stage (Deficit)	Total Stockholder's Equity
	Shares	Amount
10/18/2000 - (inception)

Shares issued for services	20,000,000	$200	$-	$4,800	$-	$5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance - December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss for year	-	-	-	-	(7,429)	(7,429)
Balance - December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization
adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss for year	-	-	-	-	(10,647)	(10,647)
Balance - December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306

Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss for year	-	-	-	-	(313,527)	(313,527)
Balance - December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to
equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss for year	-	-	-	-	(1,099,313)	(1,099,313)
Balance - December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)

Shares issued related to
equity distribution agreement	83,758,696	83,759	47,000	18,449	-	149,208
Shares issued for debt repayment	221,637,426	221,637	-	(80,795)	-	140,842
Shares issued for services	9,950,000	9,950	-	(7,950)	-	2,000
Net loss for year					(435,057)	(435,057)
Balance - December 31, 2005	485,479,216	485,479	-	697,981	(1,878,822)	(695,362)

Shares issued in payment for
officer salaries payable	14,375,000	14,37	-	8,625	-	23,000
Net loss					(421,223)	(421,223)
Balance - December 31, 2006	499,854,216	499,854	-	706,606	(2,300,046)	(1,093,585)

Net loss	-	-	-	-	(108,130)	(108,130)
Balance - June 30, 2007	499,854,216	$499,854	$-	$706,606	$(2,408,176)	$(1,201,716)

See accountants' review report and accompanying notes to the financial statements.

RENOVO HOLDINGS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		For the Period October 18, 2000 (Inception) to June 30, 2007

	2007	2006

CASH FLOWS FROM OPERATIONS

Net loss	$(108,130)	$(150,718)	$(2,408,176)

Adjustments to reconcile net loss to net cash
used for operating activities:
Stock issued for services	-	-	329,700
Stock issued in lieu of debt	-	-	-
Loss on sale of equipment	-	6,552	12,108
Donated services	-	-	13,230
Depreciation	-	3,143	23,821
Increase (decrease) in accounts payable	16,277	-	100,055
Increase in accrued auto allowance	2,800	4,200	31,500
Increase in accrued expenses	5,720	1,955	110,984
Increase in accrued salary -officer	83,333	125,000	927,501
Increase (decrease) in loan from officer	-	-	20,010
Net cash used for operating activities	-	(9,868)	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(62,931)
Proceeds from sale of equipment	-	7,001	20,000
Net cash used in investing activities	-	7,001	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	-	100,000
Payment of accrued salary to officer	-	-	(165,000)
Repayment of debt to officer	-	-	(19,000)
Net cash used in financing activities	-	-	882,198

Net increase (decrease) in cash	-	(2,867)	-
Cash, beginning of period	-	2,867	-
Cash, end of period	$-	$-	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

See accountants' review report and accompanying notes to the financial statements.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

Note 1 – Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Organization and summary of significant accounting principles

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

On June 11, 2004, the Company amended its Articles of Incorporation changing its name from Fortis Enterprises to Renovo Holdings. The Company also increased the total amount of authorized common stock from 100,000,000 to 500,000,000 shares.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the six months ended June 30, 2007 and 2006.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

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

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at June 30, 2007 and 2006:

	2007	2006
Computers	-	8,132
Office equipment	-	15,163
Software	-	527
	-	23,822
Less accumulated depreciation	-	(23,822)
Total	-	-

Depreciation expense for the six months ended June 30, 2007 and 2006 totaled $-0- and $3,143, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaled $300,000 to a securities broker. These debentures matured in April 2007 and include interest of 5% payable upon conversion or maturity. At June 30, 2007, and 2006 secured convertible debentures issued and outstanding were $220,000 and $220,000, respectively.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the six months ended June 30, 2007 and 2006, none of these debentures were converted to shares of common stock.

The Company may redeem a portion or all of these debentures with 15 days notice for 120% of the amount redeemed, plus accrued interest.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

Note 4 – Stockholders’ equity

On September 30, 2006, the Company issued 14,375,000 shares of its par value common stock to its sole officer in exchange for accrued salaries valued at $23,000.

There have been no other issuances of common stock since September 30, 2006.

During 2004, management entered into a Standby Equity Distribution Agreement with Cornell Capital Partners (“Cornell”) in order to fund development efforts. This agreement calls for Cornell to purchase up to $5,000,000 of the Company’s common stock at a price based upon recent market activity. Purchases of stock are initiated by the Company as funds are needed in accordance with the agreement.

Note 5 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended June 30, 2007 in excess of $2,400,000. The Company’s current liabilities exceed its current assets by $1,201,716. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Note 6 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

RENOVO HOLDINGS

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(Unaudited)

Note 7 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $775,000 and $579,000 at June 30, 2007 and 2006, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

Note 8 – Commitments and contingent liabilities

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

Note 9 – Stock-based compensation

During 2004, the Company adopted a consultant and employee stock compensation plan whereby they may issue up to 15,625,000 shares of common stock at the discretion of the board of directors. The purpose of the plan is to further the growth of the Company by awarding common stock for services provided.

During the six months ended June 30, 2007, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the six months ended June 30, 2007.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	ability to adapt to a change in control;
o	the unavailability of funds for capital expenditures; and
o	the ability to locate potential merger or acquisition candidates.

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

We have continuously incurred losses since inception. For the three months ended June 30, 2007 we had a net loss of $32,902 as compared to a net loss of $78,031 for the three months ended June 30, 2006.

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

In June of 2007, we entered into a non-binding letter of intent for Perihelion Global to purchase control of Renovo, from our sole officer and director and majority stockholder, Steve Carnes. As of the date of this filing, there have been no definitive agreements reached with Perihelion Global. If and when we enter into a definitive agreement with Perihelion Global, we will file a current report on Form 8-K.

If we do not successfully consummate the asset transfer with Perihelion Global, we will attempt to locate and negotiate with other business entities for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

As of June 30, 2007, we had 1 part-time employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff if and when we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended June 30, 2007 and June 30, 2006 we incurred net losses of $32,902 and $78,031 respectively. Our accumulated deficit at the end of June 30, 2007 was $2,408,176. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on June 30, 2007, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the quarter ended June 30, 2007, which means that our current liabilities exceeded our current assets on June 30, 2007 by $1,201,716. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2007 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell or issue any securities in the second quarter of 2007 or as of the date of this filing.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On August 3, 2007, we issued a press release announcing that we recently entered into a letter of intent for Perihelion Global to purchase control of the Company. A copy of the press release is attached hereto as Exhibit 99.1.

Item 6.	Exhibits and Reports on Form 8-K.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2.1	Letter of Intent to acquire James Bar Contractors, Inc. dated October 23, 2003		SB-2		2.1	6/30/04

2.2	Agreement and Plan of Merger with ei3 Corporation, dated September 26, 2005		8-K		2.1	9/29/05

2.3	Amendment No. 1 to Agreement and Plan of Merger with ei3 Corporation, dated November 22, 2005		8-K		2.1	11/28/05

2.4	Amendment No. 2 to Agreement and Plan of Merger with ei3 Corporation, dated February 14, 2006		8-K		2.1	2/14/06

3(i).1	Articles of Incorporation dated October 17, 2000		10-SB		3(i)(a)	2/20/02

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i).2	Certificate of Amendment to Articles of Incorporation dated January 10, 2002	10-SB		3(i)(b)	2/20/02

3(i).3	Certificate of Amendment to Articles of Incorporation dated July 14, 2003	10-QSB	6/30/03	3(i)	8/6/03

3(i).4	Certificate of Amendment of Articles of Incorporation dated June 19, 2004	SB-2		3(i).4	6/30/04

3(ii).1	Bylaws dated October 17, 2002	10-SB		3(ii)	2/20/02

10.1	Employment Agreement with Stephen W. Carnes dated September 3, 2003	10-QSB	9/30/03	10.1	11/14/03

10.2	Independent Contractor Agreement with Cynthia Wainwright dated October 1, 2003	10-QSB	9/30/03	10.3	11/14/03

10.3	Independent Contractor Agreement with Loren Brown dated October 1, 2003	10-QSB	9/30/03	10.4	11/14/03

10.4	Independent Contractor Agreement with Matt Lettau dated October 1, 2003	10-QSB	9/30/03	10.5	11/14/03

10.5	Consulting Agreement with Mark Broersma dated August 27, 2003	10-QSB	9/30/03	10.6	11/14/03

10.6	Consulting Agreement with Mike Barr dated August 27, 2003	10-QSB	9/30/03	10.7	11/14/03

10.7	Consulting Agreement with Florida Catastrophe Corp. dated September 17, 2003	8-K		10	9/17/03

10.8	Letter Agreement with Source Capital Group, Inc. dated January 21, 2004	10-KSB	12/31/03	10.8	3/30/04

10.9	Consulting Agreement with Mark Broersma dated April 29, 2004	10-QSB	3/31/04	10.2	5/17/04

10.10	Consulting Agreement with Mike Barr dated April 29, 2004	10-QSB	3/31/04	10.3	5/17/04

10.11	Consulting Agreement with VBg Design dated April 29, 2004	10-QSB	3/31/04	10.4	5/17/04

10.12	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.14	6/30/04

10.13	Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.15	6/30/04

10.14	Escrow Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.16	6/30/04

10.15	Placement Agent Agreement with Cornell Capital Partners, LP and Newbridge Securities Corporation dated April 14, 2004	SB-2		10.17	6/30/04

10.16	Securities Purchase Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.18	6/30/04

10.17	Secured Convertible Debenture dated April 14, 2004	SB-2		10.19	6/30/04

10.18	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.20	6/30/04

10.19	Security Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.21	6/30/04

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.20	Warrant Agreement dated April 14, 2004		SB-2	10.22	6/30/04

10.21	Escrow Agreement with Butler Gonzalez, LLP dated April 14, 2004		SB-2	10.23	6/30/04

10.22	Assumption Agreement with Stephen W. Carnes dated September 26, 2005		8-K	10.1	9/29/05

31	Certification of Stephen W. Carnes pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification of Stephen W. Carnes pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release dated August 3, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVO HOLDINGS

(Registrant)

By: /s/ Stephen W. Carnes

Stephen W. Carnes, President

(On behalf of the registrant and as

principal accounting officer)

Date: August 13, 2007