Form 10QSB
period 2007-09-30
RENOVO HOLDINGS
filed 2007-11-13
CIK 1143451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Exact name of small business issuer as specified in its charter)

Nevada	90-0224622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1375 Semoran Boulevard
Casselberry, Florida 32707

(Address of principal executive offices)

(407) 599-2886

(Issuer’s telephone number)

Copies of Communications to:
Law Office of Barbara A. Moran
1015 North Semoran Boulevard
#105-465
Casselberry, Florida 32707
407-263-4026

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2007, was 499,854,216,000 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

RENOVO HOLDINGS, INC.

ITEM 1 – FINANCIAL INFORMATION

RENOVO HOLDINGS
(A Development Stage Company)

BALANCE SHEET
(unaudited)

September 30,
2007
ASSETS
Current assets:
Cash	$-
Total current assets	-

Equipment, net of accumulated depreciation	-

Total Assets	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$81,958
Payroll taxes payable	24,111
Accrued interest payable	32,997
Accrued auto allowance	35,000
Accrued reimbursement to officer	34,363
Accrued salary - officer	843,667
Accrued redemption premium	49,539
Secured convertible debenture	220,000
Total current liabilities	1,321,635

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of September 30, 2007	-
Common stock, $.001 par value, authorized 4,900,000,000 shares; 499,854,216 issued and outstanding as of September 30, 2007	499,854
Additional paid-in capital	706,606
Deficit accumulated during development stage	(2,528,095)
Total stockholders' deficit	(1,321,635)
Total liabilities and stockholders' deficit	$-

See accountants' review
report and accompanying notes.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period October 18, 2000 (Inception) to September 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses:
Loss on sale of property	-	-	-	6,552	12,108
General and Administrative	-	2,263	-	6,451	326,965
Depreciation	-	-	-	3,143	23,821
Advertising	-	-	-	-	286,900
Consulting	-	-	-	-	411,500
Officer salary	104,167	41,667	187,500	166,667	1,041,667
Legal and accounting	5,882	1,072	26,382	2,892	213,080
Auto Allowance	3,500	-	6,300	4,200	35,000
Interest expense	-	2,908	3,877	8,724	37,253
Redemption premium	-	-	-	-	49,539
Other services - related party	-	-	-	-	72,500
Other expense	3,271	-	3,991	-	17,762
Total expenses	116,820	47,910	228,050	198,629	2,528,095
Net loss	$(116,820)	$(47,910)	$(228,050)	$(198,629)	$(2,528,095)

Weighted average number of common shares outstanding, basic and fully diluted	343,037,333	341,167,042	343,037,333	339,613,127	343,037,333

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accountants' review
report and accompanying notes.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		For the Period October 18, 2000 (Inception) to
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATIONS

Net loss	$(228,050)	$(198,629)	$(2,528,095)

Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	-	-	329,700
Loss on sale of equipment	-	6,552	12,108
Donated services	-	-	13,230
Depreciation	-	3,143	23,821
Increase(decrease) in accounts payable	(2,341)	1,685	81,437
Increase in accrued auto allowance	6,300	4,200	35,000
Increase in accrued expenses	3,877	15,726	109,141
Increase in accrued salary -officer	187,501	166,667	1,031,668
Increase(decrease) in loan from officer	32,713	(2,211)	52,723
Net cash used for operating activities	-	(2,867)	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(62,931)
Proceeds from sale of equipment	-	-	20,000
Net cash used in investing activities	-	-	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	-	100,000
Payment of accrued salary to officer	-	-	(165,000)
Repayment of debt to officer	-	-	(19,000)
Net cash used in financing activities	-	-	882,198

Net increase (decrease) in cash	-	(2,867)	-
Cash, beginning of period	-	2,867	-
Cash, end of period	$-	$-	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

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

On September 10, 2007, we amended our Articles of Incorporation to increase the total amount of authorized common stock from 500,000,000 shares to 4,900,000,000 shares.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the nine months ended September 30, 2007 and 2006.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at September 30, 2007 and 2006:

	2007	2006
Computers	-	-
Office equipment	-	-
Software	-	-
	-	-
Less accumulated depreciation	-	-
Total	-	-

Depreciation expense for the six months ended September 30, 2007 and 2006 totaled $-0- and $3,143, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity. At June 30, 2007 and 2006 secured convertible debentures issued and outstanding were $220,000 and $220,000, respectively.

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

The Company redeemed $25,000 of the debenture for stock. The shares had not yet been issued as of September 30, 2007.

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

Note 5 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended September 30, 2007 in excess of $2,500,000. The Company’s current liabilities exceed its current assets by $1,321,635. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Note 7 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $913,000 and $599,000 at September 30, 2007 and 2006, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

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

During the nine months ended September 30, 2007, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the nine months ended September 30, 2007.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006, available at the SEC’s website at www.sec.gov.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We have continuously incurred losses since inception. For the nine months ended September 30, 2007 we had a net loss of $228,050 as compared to a net loss of $198,629 for the nine months ended September 30, 2006. On September 10, 2007, we amended our Articles of Incorporation to increase the total amount of authorized common stock from 500,000,000 shares to 4,900,000,000 shares.

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our sole officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

As of September 30, 2007, we had 1 part-time employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff if and when we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the nine months ended September 30, 2007 and September 30, 2006 we incurred net losses of $228,050 and $198,629 respectively. Our accumulated deficit at the end of September 30, 2007 was $2,528,095. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on September 30, 2007, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the quarter ended September 30, 2007, which means that our current liabilities exceeded our current assets on September 30, 2007 by $1,321,635. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2007 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell or issue any securities in the third quarter of 2007 or as of the date of this filing.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Item 5. Other Information.

On September 25, 2007, we issued a 8K announcing that on September 10, 2007, we amended our Articles of Incorporation to increase our authorized shares to 5,000,000 (five million) shares of preferred stock, $0.001 par value, and 4, 900,000,000 (four billion nine hundred million) shares of common stock, $0.001 par value. A copy of the press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2.1	Letter of Intent to acquire James Bar Contractors, Inc. dated October 23, 2003		SB-2		2.1	6/30/04

2.2	Agreement and Plan of Merger with ei3 Corporation, dated September 26, 2005		8-K		2.1	9/29/05

2.3	Amendment No. 1 to Agreement and Plan of Merger with ei3 Corporation, dated November 22, 2005		8-K		2.1	11/28/05

2.4	Amendment No. 2 to Agreement and Plan of Merger with ei3 Corporation, dated February 14, 2006		8-K		2.1	2/14/06

3(i).1	Articles of Incorporation dated October 17, 2000		10-SB		3(i)(a)	2/20/02

3(i).2	Certificate of Amendment to Articles of Incorporation dated January 10, 2002		10-SB		3(i)(b)	2/20/02

3(i).3	Certificate of Amendment to Articles of Incorporation dated July 14, 2003		10-QSB	6/30/03	3(i)	8/6/03

3(i).4	Certificate of Amendment of Articles of Incorporation dated June 19, 2004		SB-2		3(i).4	6/30/04

3(ii).1	Bylaws dated October 17, 2002		10-SB		3(ii)	2/20/02

10.1	Employment Agreement with Stephen W. Carnes dated September 3, 2003		10-QSB	9/30/03	10.1	11/14/03

10.2	Independent Contractor Agreement with Cynthia Wainwright dated October 1, 2003		10-QSB	9/30/03	10.3	11/14/03

10.3	Independent Contractor Agreement with Loren Brown dated October 1, 2003		10-QSB	9/30/03	10.4	11/14/03

10.4	Independent Contractor Agreement with Matt Lettau dated October 1, 2003		10-QSB	9/30/03	10.5	11/14/03

10.5	Consulting Agreement with Mark Broersma dated August 27, 2003		10-QSB	9/30/03	10.6	11/14/03

10.6	Consulting Agreement with Mike Barr dated August 27, 2003		10-QSB	9/30/03	10.7	11/14/03

10.7	Consulting Agreement with Florida Catastrophe Corp. dated September 17, 2003		8-K		10	9/17/03

10.8	Letter Agreement with Source Capital Group, Inc. dated January 21, 2004		10-KSB	12/31/03	10.8	3/30/04

10.9	Consulting Agreement with Mark Broersma dated April 29, 2004		10-QSB	3/31/04	10.2	5/17/04

10.10	Consulting Agreement with Mike Barr dated April 29, 2004		10-QSB	3/31/04	10.3	5/17/04

10.11	Consulting Agreement with VBg Design dated April 29, 2004		10-QSB	3/31/04	10.4	5/17/04

10.12	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.14	6/30/04

10.13	Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.15	6/30/04

10.14	Escrow Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.16	6/30/04

10.15	Placement Agent Agreement with Cornell Capital Partners, LP and Newbridge Securities Corporation dated April 14, 2004		SB-2		10.17	6/30/04

10.16	Securities Purchase Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.18	6/30/04

10.17	Secured Convertible Debenture dated April 14, 2004		SB-2		10.19	6/30/04

10.18	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.20	6/30/04

10.19	Security Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2		10.21	6/30/04
10.20	Warrant Agreement dated April 14, 2004		SB-2		10.22	6/30/04

10.21	Escrow Agreement with Butler Gonzalez, LLP dated April 14, 2004		SB-2		10.23	6/30/04

10.22	Assumption Agreement with Stephen W. Carnes dated September 26, 2005		8-K		10.1	9/29/05

31	Certification of Stephen W. Carnes pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification of Stephen W. Carnes pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	8K dated September 25, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVO HOLDINGS
(Registrant)

By:	/s/ Stephen W. Carnes
Stephen W. Carnes, President
(On behalf of the registrant and as
principal accounting officer)

Date: November 12, 2007