Form 10KSB
period 2007-12-31
RENOVO HOLDINGS
filed 2008-03-28
CIK 1143451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2007. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 29, 2008 was $854,008.75 based on a share value of $0.0001.

The number of shares of Common Stock, $0.001 par value, outstanding on February 29, 2008 was 854,087,549 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RENOVO HOLDINGS
(A Development Stage Company)

FORM 10-KSB

For The Fiscal Year Ended December 31, 2007

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

On September 10, 2007 we increased our total authorized shares of common stock from 500,000,000 to 4,900,000,000. We have 5,000,000 shares of preferred stock at $0.001 par value per share.

For the year ending December 31, 2007, we incurred a net loss of $300,660. For the years ended December 31, 2007 and December 31, 2006, we incurred net losses of $300,600 and $421,223 respectively. Our accumulated deficit at the end of December 31, 2007 was $2,600,705. As a result of our losses, our audited financial statements for the year ended December 31, 2007, indicate that there is substantial doubt about our ability to continue as a going concern.

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

Employees

As of December 31, 2007, we had one employee, Stephen W. Carnes.

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

We did not submit any matters to vote of our stockholders during the fourth quarter of 2007.

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

	2007		2006
	High	Low	High	Low
1st Quarter	0.0009	0.0005	0.0036	0.0004
2nd Quarter	0.0018	0.0005	0.0018	0.0002
3rd Quarter	0.0037	0.0004	0.0026	0.0003
4th Quarter	0.0018	0.0002	0.0019	0.0015

(b) Holders of Common Stock

As of February 29, 2008, we had approximately 46 stockholders of record of the 854,087,549 shares outstanding.

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

Effective May 11, 2004, we adopted another Employee and Consultant Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 15,000,000 shares. As of December 31, 2007, 3,508,207 shares have been issued under this plan.

Equity Compensation Plans Information

We currently maintain equity compensation plans to allow the Company to compensate employees, directors, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information as of December 31, 2007 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$--	--

Equity compensation plans not approved by stockholders	0	$0	11,927,300 (1)

Total	0	$0	11,927,300

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

Recent Sales of Unregistered Securities

We did not sell or issue any securities in the fourth quarter of 2007 or as of the date of this filing.

ITEM 6.	PLAN OF OPERATION.

Overview

Renovo Holdings is a Development Stage Company that intended to capitalize upon the niche market opportunities within the commercial and residential restoration service markets.

As a company in an early development stage, our ability to proceed with our plan of operation has continuously been a function of our ability to raise sufficient capital to continue our operations. At the end of the fiscal year 2007 we did not have any cash available.

We have continuously incurred losses since inception. For the year ended December 31, 2007 we had a net loss of $300,660 as compared to a net loss of $421,223 for the year ended December 31, 2006.

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

Liquidity and Capital Resources

During April 2006, we executed three Notes to Stephen W. Carnes for a total amount of $9,731.31 for expenses paid by Mr. Carnes on our behalf. The notes were to be paid in full on or before July 15, 2006. The delay of payment beyond July 15, 2006 resulted in interest beginning to accrue at a rate of 12% interest. We did not issue any additional shares to Mr. Carnes in 2007.

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

As of December 31, 2007, we had 1 part-time employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff if and when we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2007 and December 31, 2006 we incurred net losses of $300,660 and $421,223 respectively. Our accumulated deficit at the end of December 31, 2006 was $2,600,705. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We have not accounted for the withholding of federal or state taxes upon the issuance of common stock for services rendered by our officer, employees and consultants, which may subject us to substantial tax liabilities, including penalties and interest.

In 2007, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

We have been the subject of a going concern opinion for the years ended December 31, 2007 and December 31, 2006 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2007 and December 31, 2006, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have sufficient cash on hand to continue operations for the next twelve months. In order to be able to continue operations for the next twelve months we will need to obtain funding through equity or debt financing.

We are subject to a working capital deficit, which means that our current assets on December 31, 2007, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2007, which means that our current liabilities exceeded our current assets on December 31, 2007 by $1,333,995. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-KSB.

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

Name	Age	Positions and Offices held	Term
Stephen W. Carnes	44	CEO, President, Secretary/Treasurer and Director	Since July 2004

Duties, Responsibilities and Experience

Stephen W. Carnes, age 44, is Chief Executive Officer, President, Secretary/Treasurer and Director of the Company since July of 2004. Mr. Carnes is also the President, CEO and a director of Signature Leisure, Inc., a publicly traded company trading on the OTC Bulletin Board. From 2000 to 2003, Mr. Carnes was founder and co-owner of a private public relations firm that assisted companies with marketing and public relations. From 1998 to 2003, Mr. Carnes has been self-employed as an independent manufacturer’s representative acting as an outside sales representative for various companies. From 1982 thru 1986, Mr. Carnes attended Indiana University at Fort Wayne, Indiana and received a B.S. degree in Business Administration.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2007, Renovo received no recommendation for Directors from its stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2007, Stephen W. Carnes was current in his filings.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table summarizes the total compensation paid or earned by the named executive officer and director for the fiscal years ended December 31, 2007 and 2006. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Stephen W. Carnes,
President	2007	$250,000	-0-	-0-	-0-	-0-	-0-	$8,400 (1)	$258,400
	2006	$250,000 (2)	-0-	-0-	-0-	-0-	-0-	$8,400 (3)	$258,400

(1)	Pursuant to Mr. Carnes employment agreement, we agreed to give him an automobile allowance of $700 per month, of which all was accrued for the year 2007
(2)	Of the $250,000, $0 was paid, $23,000 was paid in shares of our restricted common stock and the remaining $227,000 was accrued for the year 2006.
(3)	Pursuant to Mr. Carnes employment agreement, we agreed to give him an automobile allowance of $700 per month, of which all was accrued for the year 2006.

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

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 8, 2007 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our director and executive officer. The percentage of beneficial ownership for the following table is based on 854,087,549 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after February 29, 2008 pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Stephen W. Carnes 1375 Semoran Blvd. Casselberry, Florida 32707	259,375,000	30%
Director & Officer	259,375,000	30%

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

Reimbursements/ Salary Accrued

As of December 31, 2007, Mr. Carnes had accrued reimbursements of $37,013, accrued salary of $906,166 and accrued auto allowance of $37,100.

Director Independence

The Board of Directors has concluded that Stephen W. Carnes, being the sole director of the Company is not considered an independent director in accordance with the director independence standards of the American Stock Exchange.

ITEM 13.	EXHIBITS.

(a)	Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2.1	Letter of Intent to acquire James Bar Contractors, Inc. dated October 23, 2003		SB-2		2.1	6/30/04

2.2	Agreement and Plan of Merger with ei3 Corporation, dated September 26, 2005		8-K		2.1	9/29/05

2.3	Amendment No. 1 to Agreement and Plan of Merger with ei3 Corporation, dated November 22, 2005		8-K		2.1	11/28/05

2.4	Amendment No. 2 to Agreement and Plan of Merger with ei3 Corporation, dated February 14, 2006		8-K		2.1	2/14/06

3(i).1	Articles of Incorporation dated October 17, 2000		10-SB		3(i)(a)	2/20/02

3(i).2	Certificate of Amendment to Articles of Incorporation dated January 10, 2002		10-SB		3(i)(b)	2/20/02

3(i).3	Certificate of Amendment to Articles of Incorporation dated July 14, 2003		10-QSB	6/30/03	3(i)	8/6/03

3(i).4	Certificate of Amendment of Articles of Incorporation dated June 19, 2004		SB-2		3(i).4	6/30/04

3(i).5	Certificate of Amendment of Articles of Incorporation dated September 6, 2007		8K		3(i)5	9/25/07

3(ii).1	Bylaws dated October 17, 2002		10-SB		3(ii)	2/20/02

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.1	Employment Agreement with Stephen W. Carnes dated September 3, 2003	10-QSB	9/30/03	10.1	11/14/03

10.2	Independent Contractor Agreement with Cynthia Wainwright dated October 1, 2003	10-QSB	9/30/03	10.3	11/14/03

10.3	Independent Contractor Agreement with Loren Brown dated October 1, 2003	10-QSB	9/30/03	10.4	11/14/03

10.4	Independent Contractor Agreement with Matt Lettau dated October 1, 2003	10-QSB	9/30/03	10.5	11/14/03

10.5	Consulting Agreement with Mark Broersma dated August 27, 2003	10-QSB	9/30/03	10.6	11/14/03

10.6	Consulting Agreement with Mike Barr dated August 27, 2003	10-QSB	9/30/03	10.7	11/14/03

10.7	Consulting Agreement with Florida Catastrophe Corp. dated September 17, 2003	8-K		10	9/17/03

10.8	Letter Agreement with Source Capital Group, Inc. dated January 21, 2004	10-KSB	12/31/03	10.8	3/30/04

10.9	Consulting Agreement with Mark Broersma dated April 29, 2004	10-QSB	3/31/04	10.2	5/17/04

10.10	Consulting Agreement with Mike Barr dated April 29, 2004	10-QSB	3/31/04	10.3	5/17/04

10.11	Consulting Agreement with VBg Design dated April 29, 2004	10-QSB	3/31/04	10.4	5/17/04

10.12	Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.14	6/30/04

10.13	Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.15	6/30/04

10.14	Escrow Agreement with Cornell Capital Partners, LP dated April 14, 2004	SB-2		10.16	6/30/04

10.15	Placement Agent Agreement with Cornell Capital Partners, LP and Newbridge Securities Corporation dated April 14, 2004	SB-2		10.17	6/30/04

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.16	Securities Purchase Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2	10.18	6/30/04

10.17	Secured Convertible Debenture dated April 14, 2004		SB-2	10.19	6/30/04

10.18	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2	10.20	6/30/04

10.19	Security Agreement with Cornell Capital Partners, LP dated April 14, 2004		SB-2	10.21	6/30/04

10.20	Warrant Agreement dated April 14, 2004		SB-2	10.22	6/30/04

10.21	Escrow Agreement with Butler Gonzalez, LLP dated April 14, 2004		SB-2	10.23	6/30/04

10.22	Assumption Agreement with Stephen W. Carnes dated September 26, 2005		8-K	10.1	9/29/05

31	Certification of Stephen W. Carnes pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification of Stephen W. Carnes pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Jaspers + Hall, PC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $9,000 and $3,000.

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
Dated: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Stephen Carnes	CEO/President	March 28, 2008
Stephen W. Carnes	Secretary/Treasurer Chief Accounting Officer Director

Renovo Holdings

Financial Statements
Year Ended December 31, 2007

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Renovo Holdings

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Renovo Holdings as of December 31, 2007 and 2006, and the related statements of operations, cash flows, and changes in stockholders’ deficit for the years then ended and for the period October 18, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovo Holdings at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period October 18, 2000 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
March 20, 2008

RENOVO HOLDINGS
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Equipment, net of accumulated depreciation	-	-
Total Assets	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$82,472	$84,299
Payroll taxes payable	24,111	24,111
Accrued interest payable	37,844	29,120
Accrued auto allowance	37,100	28,700
Accrued reimbursement to officer	37,013	1,650
Accrued salary - officer	906,166	656,166
Accrued redemption premium	49,539	49,539
Secured convertible debenture	159,750	220,000
Total current liabilities	1,333,995	1,093,585

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of December 31, 2007 and December 31, 2006	-	-
Common stock, $.001 par value, authorized 4,900,000,000 shares; 619,687,549 and 499,854,216 issued and outstanding as of December 31, 2007 and December 31, 2006	619,687	499,854
Additional paid-in capital	647,023	706,606
Deficit accumulated during development stage	(2,600,705)	(2,300,045)
Total stockholders' deficit	(1,333,995)	(1,093,585)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,		For the Period October 18, 2000 (Inception) to December 31,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses:
Loss on sale of property	-	6,552	12,108
General and Administrative	6,654	2,562	333,619
Depreciation	-	3,142	23,821
Advertising	-	-	286,900
Consulting	-	-	411,500
Officer salary	250,000	250,000	1,104,167
Legal and accounting	26,882	89,396	213,580
Auto Allowance	8,400	8,400	37,100
Interest expense	8,724	11,632	42,100
Redemption premium	-	49,539	49,539
Other services - related party	-	-	72,500
Other expense	-	-	13,771
Total expenses	300,660	421,223	2,600,705
Net loss	$(300,660)	$(421,223)	$(2,600,705)

Weighted average number of common shares outstanding, basic and fully diluted	510,425,449	343,037,333

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Stock subscriptions	Additional	Accumulated During Developmental Stage	Total Stockholder's
	Shares	Amount	Receivable	Paid-in Capital	(Deficit)	Equity
10/18/2000 - (inception)
Shares issued for services	20,000,000	$200	$-	$4,800	$-	$5,000
Shares issued for cash	40,000,000	400	-	9,600	-	10,000
Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)
Balance - December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151
Shares issued for cash	6,200,000	62	-	9,238	-	9,300
Donated services	-	-	-	4,231	-	4,231
Net loss for year	-	-	-	-	(7,429)	(7,429)
Balance - December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253
Shares issued for cash	13,800,000	138	-	20,562	-	20,700
January 10, 2002 recapitalization adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-
Donated services	-	-	-	6,000	-	6,000
Net loss for year	-	-	-	-	(10,647)	(10,647)
Balance - December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306
Donated services	-	-	-	3,000	-	3,000
Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-
Shares issued for services	45,000,000	45,000	-	22,500	-	67,500
Shares issued for services	957,062	957	-	115,843	-	116,800
Net loss for year	-	-	-	-	(313,527)	(313,527)
Balance - December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)
Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179
Shares issued related to equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000
Shares issued for services	7,887,938	7,888	-	226,812	-	234,700
Net loss for year	-	-	-	-	(1,099,313)	(1,099,313)
Balance - December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)
Shares issued related to equity distribution agreement	83,758,696	83,759	47,000	18,449	-	149,208
Shares issued for debt repayment	221,637,426	221,637	-	(80,795)	-	140,842
Shares issued for services	9,950,000	9,950	-	(7,950)	-	2,000
Net loss for year					(435,057)	(435,057)
Balance - December 31, 2005	485,479,216	485,479	-	697,981	(1,878,822)	(695,362)
Shares issued in payment for officer salaries payable	14,375,000	14,375	-	8,625	-	23,000
Net loss December 31, 2006					(421,223)	(421,223)
Balance - December 31, 2006	499,854,216	499,854	-	706,606	(2,300,045)	(1,093,585)
Shares issued for debt repayment	119,833,333	119,833	-	(59,583)	-	60,250
Net loss December 31, 2007	-	-	-	-	(300,660)	(300,660)
Balance - December 31, 2007	619,687,549	$619,687	$-	$647,023	$(2,600,705)	$(1,333,995)

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,		For the Period October 18, 2000 (Inception) to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATIONS

Net loss	$(300,660)	$(421,223)	$(2,600,705)

Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	-	-	329,700
Loss on sale of equipment	-	6,552	12,108
Donated services	-	-	13,230
Depreciation	-	3,142	23,821
Increase(decrease) in accounts payable	(1,827)	84,299	81,951
Increase in accrued auto allowance	8,400	8,400	37,100
Increase in accrued expenses	8,724	68,174	113,988
Increase in accrued salary -officer	250,000	250,000	1,094,167
Increase(decrease) in accrued reimbursements from officer	35,363	(2,211)	55,373
Net cash used for operating activities	-	(2,867)	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(62,931)
Proceeds from sale of equipment	-	-	20,000
Net cash used in investing activities	-	-	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	-	100,000
Payment of accrued salary to officer	-	-	(165,000)
Repayment of debt to officer	-	-	(19,000)
Net cash used in financing activities	-	-	882,198

Net increase (decrease) in cash	-	(2,867)	-
Cash, beginning of period	-	2,867	-
Cash, end of period	$-	$-	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

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

On September 20, 2007 we amended our Articles of Incorporation to increase our authorized common stock from 500,000,000 to 4,900,000,000.  We added 5,000,000 shares of $0.001 par value preferred stock.

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

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2007 or December 31, 2006.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 or December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

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
(continued)

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

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

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

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SAFS requires This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

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

d)	Clarifies that concentrations of’ credit risk in the form of subordination are not embedded derivatives.

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

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

d)
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

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

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)
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

Furniture and equipment consists of the following categories at December 31, 2007 and 2006:

	2007	2006
Computers	-	-
Office equipment	-	-
Software	-	-
	-	-
Less accumulated depreciation	-	-
Total	-	-

Depreciation expense for the year ended December 31, 2007 and 2006 totaled -0- and $3,143, respectively.

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the year ended December 31, 2006, $20,000 of these debentures were converted to 21,637,426 shares of common stock. Theses debentures are in default. Subsequently, for the year ended December 31, 2007, $60,250 of these debentures were converted to 119,833,333 shares of common stock.

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
0%

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Net deferred tax assets consist of the following:

	For the year ended
	December 31,
	2007	2006
Gross deferred tax asset	$640,000	$625,000
Gross deferred tax liability	-	-
Valuation allowance	(640,000)	(625,000)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the year ended December 31, 2007 or 2006.

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

On August 17, 2005, the Company issued 200,000,000 shares of its par value common stock to a to its sole officer in exchange for accrued salaries valued at $120,000.

On September 30, 2006, the Company issued 14,375,000 shares of its par value common stock to a to its sole officer in exchange for accrued salaries valued at $23,000.

In October 2007, the Company converted $25,000 of the secured convertible debenture in exchange for 20,833,333 shares of its $0.001 par value common stock.

In November 2007, the Company converted $24,000 of the secured convertible debenture in exchange for 24,000,000 shares of its $0.001 par value common stock.

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

In December 2007, the Company converted $11,250 of the secured convertible debenture in exchange for 75,000,000 shares of its $0.001 par value common stock.

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

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended December 31, 2007 in excess of $2,600,000. The Company’s current liabilities exceed its current assets by $1,333,995. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

RENOVO HOLDINGS
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $980,000 and $690,000 at December 31, 2007 and 2006, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

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

During the year ended December 31, 2007, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the year ended December 31, 2007.