Form 10QSB
period 2008-03-31
RENOVO HOLDINGS
filed 2008-05-14
CIK 1143451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2008, was 879,087,549,000 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

RENOVO HOLDINGS, INC.

ITEM 1 - FINANCIAL INFORMATION

RENOVO HOLDINGS
(A Development Stage Company)

BALANCE SHEET
AS of March 31, 2008
(unaudited)

ASSETS
Total Assets	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$81,958
Payroll taxes payable	24,111
Accrued interest payable	37,844
Accrued auto allowance	39,200
Accrued reimbursement to officer	42,128
Accrued salary - officer	968,667
Accrued redemption premium	49,538
Secured convertible debenture	42,600
Total current liabilities	1,286,046

Stockholders' deficit:
Preferred stock, $.001 par value authorized 5,000,000; no shares issued and outstanding as of March 31, 2008 and 2007	-

Common stock, $.001 par value, authorized 4,900,000,000 shares; 854,087,549 and 499,854,216 issued and outstanding as of March 31, 2008 and 2007	736,837

Additional paid-in capital	647,023

Deficit accumulated during development stage	(2,669,906)
Total stockholders' deficit	(1,286,046)
Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of the financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF OPERATIONS
(unaudited)

			For the Period October 18, 2000 (Inception) to March 31, 2008
	Three Months Ended March, 31
	2008	2007

Revenue	$-	$-	$-

Expenses:
Loss on sale of property	-	-	12,108
General and Administrative	-	220	333,619
Depreciation	-	-	23,821
Advertising	-	-	286,900
Consulting	-	-	411,500
Officer salary	62,500	62,500	1,166,667
Legal and accounting	3,600	7,500	217,180
Auto Allowance	2,100	2,100	39,200
Interest expense	-	2,908	42,100
Redemption premium	-	-	49,539
Other services - related party	-	-	72,500
Other expense	1,001	-	14,772
Total expenses	69,201	75,228	2,669,906
Net loss	$(69,201)	$(75,228)	$(2,669,906)

Weighted average number of common shares outstanding, basic and fully diluted	74,270,729	499,854,216

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Stock subscriptions	Additional Paid-in	Accumulated During Developmental	Total Stockholder's
	Shares	Amount	receivable	Capital	Stage (Deficit)	Equity
October 18, 2000 - (inception)

Shares issued for services	20,000,000	$200	$-	$4,800	$-	$5,000

Shares issued for cash	40,000,000	400	-	9,600	-	10,000

Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-	-	-	(12,849)	(12,849)

Balance - December 31, 2000	60,000,000	600	-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62	-	9,238	-	9,300

Donated services	-	-	-	4,231	-	4,231

Net loss for year	-	-	-	-	(7,429)	(7,429)

Balance - December 31, 2001	66,200,000	662	-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138	-	20,562	-	20,700

January 10, 2002 recapitalization adjustment to additional paid-in-capital	-	79,200	-	(79,200)	-	-

Donated services	-	-	-	6,000	-	6,000

Net loss for year	-	-	-	-	(10,647)	(10,647)

Balance - December 31, 2002	80,000,000	80,000	-	(24,769)	(30,925)	24,306

Donated services	-	-	-	3,000	-	3,000

Shares Cancelled by majority stockholders	(60,000,000)	(60,000)	-	60,000	-	-

Shares issued for services	45,000,000	45,000	-	22,500	-	67,500

Shares issued for services	957,062	957	-	115,843	-	116,800

Net loss for year	-	-	-	-	(313,527)	(313,527)

Balance - December 31, 2003	65,957,062	65,957	-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988	-	47,191	-	61,179

Shares issued related to equity distribution agreement	82,300,000	82,300	(47,000)	317,700	-	353,000

Shares issued for services	7,887,938	7,888	-	226,812	-	234,700

Net loss for year	-	-	-	-	(1,099,313)	(1,099,313)

Balance - December 31, 2004	170,133,094	170,133	(47,000)	768,277	(1,443,765)	(552,355)

Shares issued related to equity distribution agreement	83,758,696	83,759	47,000	18,449	-	149,208

Shares issued for debt repayment	221,637,426	221,637	-	(80,795)	-	140,842

Shares issued for services	9,950,000	9,950	-	(7,950)	-	2,000

Net loss for year					(435,057)	(435,057)

Balance - December 31, 2005	485,479,216	485,479	-	697,981	(1,878,822)	(695,362)

Shares issued in payment for officer salaries payable	14,375,000	14,375	-	8,625	-	23,000

Net loss December 31, 2006					(421,223)	(421,223)

Balance - December 31, 2006	499,854,216	499,854	-	706,606	(2,300,045)	(1,093,585)

Shares issued for debt repayment	119,833,333	119,833	-	(59,583)	-	60,250

Net loss December 31, 2007	-	-	-	-	(300,660)	(300,660)

Balance - December 31, 2007	619,687,549	619,687	-	647,023	(2,600,705)	(1,333,995)

Shares issued for debt repayment	234,400,000	117,150	-	-	-	117,150

Net loss March 31, 2008	-	-	-	-	(69,201)	(69,201)

Balance - March 31, 2008	854,087,549	$736,837	$-	$647,023	$(2,669,906)	$(1,286,046)

The accompanying notes are an integral part of the financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		For the Period October 18, 2000 (Inception) to
	2008	2007	March 31, 2008
CASH FLOWS FROM OPERATIONS

Net loss	$(69,201)	$(75,228)	$(2,669,906)

Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	-	-	329,700
Loss on sale of equipment	-	-	12,108
Donated services	-	-	13,230
Depreciation	-	-	23,821
Increase(decrease) in accounts payable	-	6,770	81,951
Increase in accrued auto allowance	2,100	2,100	39,200
Increase in accrued expenses	-	2,908	113,988
Increase in accrued salary -officer	62,500	62,500	1,156,667
Increase in loan from officer	4,601	950	59,974
Net cash used for operating activities	-	-	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(62,931)
Proceeds from sale of equipment	-	-	20,000
Net cash used in investing activities	-	-	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	-	100,000
Payment of accrued salary to officer	-	-	(165,000)
Repayment of debt to officer	-	-	(19,000)
Net cash used in financing activities	-	-	882,198

Net increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of March 31, 2008 or March 31, 2007.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008 or March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

d)	Clarifies that concentration of’ credit risk in the form of subordination are not embedded derivatives.

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

Note 2 – Furniture and Equipment

Furniture and equipment consists of the following categories at March 31, 2008 and 2007:

	2008	2007
Computers	-	-
Office equipment	-	-
Software	-	-
	-	-
Less accumulated depreciation	-	-
Total	-	-

Depreciation expense for the three months ended March 31, 2008 and 2007 totaled $-0- and $-0-, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the year ended December 31, 2006, $20,000 of these debentures were converted to 21,637,426 shares of common stock. These debentures are in default. Subsequently, for the year ended December 31, 2007, $60,250 of these debentures were converted to 119,833,333 shares of common stock. For the quarter ended March 31, 2008, $117,150 of these debentures were converted to 234,400,000 shares of common stock.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

	For the three months ended March 31,
	2008	2007
Gross deferred tax asset	$640,000	$625,000
Gross deferred tax liability	-	-
Valuation allowance	(640,000)	(625,000)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the three months ended March 31, 2008 and 2007.

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

In January 2008, the Company converted $29,500 of the secured convertible debenture in exchange for 75,500,000 shares of its $0.001 par value common stock.

In February 2008, the Company converted $57,000 of the secured convertible debenture in exchange for 104,500,000 shares of its $0.001 par value common stock.

In March 2008, the Company converted $30,650 of the secured convertible debenture in exchange for 54,400,000 shares of its $0.001 par value common stock.

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

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended March 31, 2008 in excess of $2,600,000. The Company’s current liabilities exceed its current assets by $1,286,046. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $1,050,000 and $750,000 at March 31, 2008 and 2007, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

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

During the three months ended March 31, 2008, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the three months ended March 31, 2008.

Note 11 – Subsequent Events

On April 16, 2008 K&L converted $25,000 of debt to 500,000,000 shares of common stock.

On April 22, 2008 the Company authorized the establishment of 500,000 shares Class A Preferred Stock.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2007, available at the SEC’s website at www.sec.gov.

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

We have continuously incurred losses since inception. For the quarter ended months ended September 30, 2007 we had a net loss of $228,050 as compared to a net loss of $198,629 for the nine months ended September 30, 2006.

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

We plan to locate and negotiate with business entities for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. We meet the definition of a “blank check” company contained in Section (7) (b) (3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

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

Satisfaction of our cash obligations for the next twelve months

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

 Summary of any product and development that we will perform for the term of the plan

We do not anticipate performing any significant product research and development under our plan of operation until such time as we complete an acquisition.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees

As of March 31, 2008, we had 1 part-time employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff if and when we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended March 31, 2008 and March 31, 2007 we incurred net losses of $69,201 and $75,278 respectively. Our accumulated deficit at the end of March 31, 2008 was $2,669,906. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on March 31, 2008, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the quarter ended March 31, 2008, which means that our current liabilities exceeded our current assets on March 31, 2008 by $1,286,046. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2008, were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or issue any securities in the first quarter of 2008, ending March 31, 2008.

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
Chief Executive Officer and
Principal Accounting Officer

Date: May 14, 2008