Form 10-Q
period 2008-06-30
RENOVO HOLDINGS
filed 2008-07-25
CIK 1143451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

(407) 599-2886

(Issuer’s telephone number)

Copies of Communications to:
Law Office of Barbara A. Moran
1015 North Semoran Boulevard
#105-465
Casselberry, Florida 32707
407-263-4026

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2008, was 1,119,087,549 shares.

RENOVO HOLDINGS, INC.

ITEM 1 – FINANCIAL INFORMATION

RENOVO HOLDINGS
(A Development Stage Company)

BALANCE SHEET
(unaudited)

June 30,
2008
ASSETS
Current assets:
Cash	$-
Total current assets	-

Equipment, net of accumulated depreciation	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$78,957
Payroll taxes payable	24,111
Accrued interest payable	37,844
Accrued auto allowance	41,300
Accrued reimbursement to officer	47,537
Accrued salary - officer	830,666
Note Payeable K&L International Enterprises, Inc	188,000
Accrued redemption premium	49,539
Secured convertible debenture	30,100

Total current liabilities	1,328,054

Stockholders' deficit:
Preferred stock, $.001 par value authorized 500,000; 500,000 shares issued and outstanding as of June 30, 2008	500

Common stock, $.001 par value, authorized 4,900,000,000 shares; 974,087,549 issued and outstanding as of June 30, 2008	761,337

Additional paid-in capital	647,023

Deficit accumulated during development stage	(2,736,914)

Total stockholders' deficit	(1,328,054)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of the financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period October 18, 2000 (Inception) to
	2008	2007	2008	2007	June 30, 2008
Revenue	$-	$-	$-	$-	$-

Expenses:
Loss on sale of property	-	-	-	-	12,108
General and Administrative	-	-	-	-	333,619
Depreciation	-	-	-	-	23,821
Advertising	-	-	-	-	286,900
Consulting	-	-	-	-	411,500
Officer salary	62,500	20,833	125,000	83,334	1,229,167
Legal and accounting	750	10,400	4,350	17,900	217,930
Auto Allowance	2,100	700	4,200	2,800	41,300
Interest expense	-	969	-	3,877	42,100
Redemption premium	-	-	-	-	49,539
Other services - related party	-	-	-	-	72,500
Other expense	1,658	-	2,659	220	16,430

Total expenses	67,008	32,902	136,209	108,131	2,736,914

Net loss	$(67,008)	$(32,902)	$(136,209)	$(108,131)	$(2,736,914)

Weighted average number of common shares outstanding, basic and fully diluted	1,119,087,549	499,854,216	1,119,087,549	499,854,216

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Stock subscriptions	Additional Paid-in	Accumulated During Developmental	Total Stockholder's
	Shares	Amount	Shares	Amount	receivable	Capital	Stage (Deficit)	Equity
10/18/2000 - (inception)

Shares issued for services	20,000,000	$200			$-	$4,800	$-	$5,000

Shares issued for cash	40,000,000	400			-	9,600	-	10,000

Net (loss) October 18, 2000 (Inception) to December 31, 2000	-	-			-	-	(12,849)	(12,849)

Balance - December 31, 2000	60,000,000	600			-	14,400	(12,849)	2,151

Shares issued for cash	6,200,000	62			-	9,238	-	9,300

Donated services	-	-			-	4,231	-	4,231

Net loss for year	-	-			-	-	(7,429)	(7,429)

Balance - December 31, 2001	66,200,000	662			-	27,869	(20,278)	8,253

Shares issued for cash	13,800,000	138			-	20,562	-	20,700

January 10, 2002 recapitalization adjustment to additional paid-in-capital	-	79,200			-	(79,200)	-	-

Donated services	-	-			-	6,000	-	6,000

Net loss for year	-	-			-	-	(10,647)	(10,647)

Balance - December 31, 2002	80,000,000	80,000			-	(24,769)	(30,925)	24,306

Donated services	-	-			-	3,000	-	3,000

Shares Cancelled by majority stockholders	(60,000,000)	(60,000)			-	60,000	-	-

Shares issued for services	45,000,000	45,000			-	22,500	-	67,500

Shares issued for services	957,062	957			-	115,843	-	116,800

Net loss for year	-	-			-	-	(313,527)	(313,527)

Balance - December 31, 2003	65,957,062	65,957			-	176,574	(344,452)	(101,921)

Shares issued for cash	13,988,094	13,988			-	47,191	-	61,179

Shares issued related to equity distribution agreement	82,300,000	82,300			(47,000)	317,700	-	353,000

Shares issued for services	7,887,938	7,888			-	226,812	-	234,700

Net loss for year	-	-			-	-	(1,099,313)	(1,099,313)

Balance - December 31, 2004	170,133,094	170,133			(47,000)	768,277	(1,443,765)	(552,355)

Shares issued related to equity distribution agreement	83,758,696	83,759			47,000	18,449	-	149,208

Shares issued for debt repayment	221,637,426	221,637			-	(80,795)	-	140,842

Shares issued for services	9,950,000	9,950			-	(7,950)	-	2,000

Net loss for year							(435,057)	(435,057)

Balance - December 31, 2005	485,479,216	485,479			-	697,981	(1,878,822)	(695,362)

Shares issued in payment for officer salaries payable	14,375,000	14,375			-	8,625	-	23,000

Net loss December 31, 2006							(421,223)	(421,223)

Balance - December 31, 2006	499,854,216	499,854			-	706,606	(2,300,045)	(1,093,585)

Shares issued for debt repayment	119,833,333	119,833			-	(59,583)	-	60,250

Net loss December 31, 2007	-	-			-	-	(300,660)	(300,660)

Balance - December 31, 2007	619,687,549	619,687	-	-	-	647,023	(2,600,705)	(1,333,995)

Shares issued for debt repayment	499,400,000	141,650			-	-	-	141,650

Shares issued in payment of debt			500,000	500

Net loss June 30, 2008	-	-			-	-	(136,209)	(136,209)

Balance - June 30, 2008	1,119,087,549	$761,337	500,000	$500	$-	$647,023	$(2,736,914)	$(1,328,554)

The accompanying notes are an integral part of the financial statements.

RENOVO HOLDINGS
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		For the Period October 18, 2000 (Inception) to June
	2008	2007	30, 2008
CASH FLOWS FROM OPERATIONS

Net loss	$(136,209)	$(108,131)	$(2,736,914)

Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	-	-	329,700
Loss on sale of equipment	-	-	12,108
Donated services	-	-	13,230
Depreciation	-	-	23,821
Increase(decrease) in accounts payable	(3,514)	16,277	78,437
Increase in accrued auto allowance	4,200	2,800	41,300
Increase in accrued expenses	10,523	5,720	124,511
Increase in accrued salary -officer	125,000	83,334	1,219,167
Increase(decrease) in loan from officer	-	-	55,373

Net cash used for operating activities	-	-	(839,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(62,931)
Proceeds from sale of equipment	-	-	20,000

Net cash used in investing activities	-	-	(42,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	666,198
Issuance of secured debenture	-	-	300,000
Proceeds from note payable	-	-	100,000
Payment of accrued salary to officer	-	-	(165,000)
Repayment of debt to officer	-	-	(19,000)

Net cash used in financing activities	-	-	882,198

Net increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosure
Interest paid	$-	$-	$1,359
Taxes paid	$-	$-	$-

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of June 30, 2008 or June 30, 2007.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008 or June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Furniture and equipment consists of the following categories at June 30, 2008 and 2007:

	2008	2007
Computers	-	-
Office equipment	-	-
Software	-	-
	-	-
Less accumulated depreciation	-	-
Total	-	-

Depreciation expense for the three months ended June 30, 2008 and 2007 totaled -0- and $-0-, respectively.

Note 3 – Secured convertible debentures

During 2004, the Company issued secured convertible debentures totaling $300,000 to a securities broker. These debentures mature in April 2007 and include interest of 5% payable upon conversion or maturity.

The holder has the option to convert, at any time, all or part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) 120% of the closing bid price of the common stock or (b) 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. During the year ended December 31, 2006, $20,000 of these debentures were converted to 21,637,426 shares of common stock. Theses debentures are in default. Subsequently, for the year ended December 31, 2007, $60,250 of these debentures were converted to 119,833,333 shares of common stock. For the six months ended June 30, 2008, $127,150 of these debentures were converted to 354,400,000 shares of common stock.

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

The Company did not pay any income taxes during the six months ended June 30, 2008 and 2006.

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

On September 30, 2006, the Company issued 14,375,000 shares of its par value common stock to to its sole officer in exchange for accrued salaries valued at $23,000.

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

In January 2008, the Company converted $32,000 of the secured convertible debenture in exchange for 100,500,000 shares of its $0.001 par value common stock.

In February 2008, the Company converted $57,000 of the secured convertible debenture in exchange for 104,500,000 shares of its $0.001 par value common stock.

In March 2008, the Company converted $30,650 of the secured convertible debenture in exchange for 54,400,000 shares of its $0.001 par value common stock.

In April 2008, the Company converted $10,000 of the secured convertible debenture in exchange for 120,000,000 shares of its $0.001 par value common stock.

In April 2008, the Company converted $12,000 of the wrap agreement in exchange for 120,000,000 shares of its $0.001 par value common stock.

On April 22, 2008 the Company authorized the establishment of 500,000 shares Class A Preferred Stock. Contemporaneously the shares were issued to its sole officer in exchange for accrued salaries valued at $500 .

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

Note 6 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from October 17, 2000 (inception) through the period ended June 30, 2008 in excess of $2,600,000. The Company’s current liabilities exceed its current assets by $1,343,054. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $1,120,000 and $775,000 at June 30, 2008 and 2007, respectively. These amounts primarily represent unpaid salary and auto allowance in accordance with an employment agreement.

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

During the six months ended June 30, 2008, the Company did not grant any shares to employees, vendors and others as disclosed in the accompanying statement of changes in stockholders’ equity. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. Expenses included in the accompanying financial statements related to stock-based compensation totaled approximately $0 during the six months ended June 30, 2008.

Note 11 – Wrap Around Agreement

On April 8, 2008 The Company entered into a Wrap Around Agreement with K&L International Enterprises, Inc. to assume $200,000 of debt to its president and majority shareholder. The agreement has a provision to be converted to common stock.

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

We have continuously incurred losses since inception. For the quarter ended June 30, 2008 we had a net loss of $136,209 as compared to a net loss of $108,131 for the same period ended June 30, 2007.

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

During April 2008, the company authorized the establishment of 500,000 shares of Class A Preferred Stock. Contemporaneously the shares were issued to its sole officer in exchange for accrued salaries valued at $500.

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

Significant changes in the number of employees

As of June 30, 2008, we had 1 part-time employee. We are dependent upon Stephen W. Carnes our sole officer and director. We will need to hire full time operational staff if and when we complete anticipated acquisitions.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the six months ended June 30, 2008 and June 30, 2007 we incurred net losses of $136,209 and $108,131 respectively. Our accumulated deficit at the end of June 30, 2008 was $2,736,914. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

In 2008, the Company did not recognize withholding tax liabilities on the issuance of shares of preferred stock to our sole officer and director in exchange for accrued salaries valued at $500.

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

We are subject to a working capital deficit, which means that our current assets on June 30, 2008, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the quarter ended June 30, 2008, which means that our current liabilities exceeded our current assets on June 30, 2008 by $1,328,054. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2008, were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. This means that our controls and procedures are effective at the reasonable assurance level, and are designed to ensure that information required to be disclosed in all SEC filings due under the Exchange Act is recorded, processed and reported within the time periods specified by the applicable rules and communicated to the principal executive and financial officer to allow timely decisions. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

                 None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                 In April 2008 the Company made two conversions under the secured convertible debenture for a total of 240,000,000 shares. On April 22, 2008 the Company issued 500,000 shares of Class A Preferred Stock to the sole officer.

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

Date: July 25, 2008