Form 10KSB/A
period 2007-12-31
RENOVO HOLDINGS
filed 2008-09-19
CIK 1143451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49634

RENOVO HOLDINGS

(Name of small business issuer in its charter)

Nevada	90-0224622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1081 S Cimmaron, #B5
Las Vegas, NV	89145
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 702-285-3817

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

 Explanatory Note:

Renovo Holdings is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed March 28, 2008 (the "Original Filing"), to set forth Item 9a(T), which replaces Item 8A in its entirety from the Original Filing. As disclosed below, Item 9a(T) sets forth management's annual report on internal control over financial reporting. Item 9a(T) also revises management's conclusions regarding the effectiveness of the disclosure controls and procedures and the Internal Control Over Financial Reporting as of December 31, 2007 as a result of its failure to file management's annual report on internal control over financial reporting in the Original Filing. This Amendment on Form 10-K/A also revises and updates the certifications in Exhibits 31.1 and 32.1. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.

Item 9a(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-KSB/A, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms because of the failure to report all the required information concerning "Controls and Procedures" in the Form 10-KSB for the year ended December 31, 2007 filed on March 28, 2008. Even though management had timely performed its assessment of internal control over financial reporting, the Company failed to include that report in its Form 10-KSB. Management has taken steps to insure that all future filings contain all required disclosures.

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of Management designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules.

Documents Filed as a Part of This Report.

1.  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 13.	EXHIBITS.

(a)	Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

31	Certification of Rodrigo Makarios pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification of Rodrigo Makarios pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENOVO HOLDINGS

By: /s/ Rodrigo Makarios
Rodrigo Makarios, President

Dated: September 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Rodrigo Makarios	CEO/President	September 19, 2008
Rodrigo Makarios	Secretary/Treasurer Chief Accounting Officer Director